Form 10-K
period 2022-12-31
NFT Gaming Co Inc.
filed 2023-03-31
CIK 1895618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-41620

The NFT Gaming Company, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-3288897
(State or other jurisdiction of incorporation)	(I. R. S. Employer Identification No.)

101 Eisenhower Pkwy Suite 300,
Roseland, NJ 07068
(Address of principal executive offices, including ZIP code)

(973) 275-7428
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.0001	NFTG	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Number of shares of common stock outstanding as of March 29, 2023 was 12,104,601.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our ability to obtain additional funds for our operations;

●	our financial performance, including our revenues, cost of revenues, operating expenses, and our ability to attain and sustain profitability;

●	our ability to attract and retain users;

●	our ability to attract and retain advertisers;

●	our ability to compete effectively with existing competitors and new market entrants;

●	our ability to successfully expand in our existing markets and penetrate new markets;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;

●	our ability to effectively manage our growth, and future expenses;

●	our ability to maintain, protect, and enhance our intellectual property;

●	our ability to comply with modified or new laws and regulations applying to our business, competitors and industry;

●	our ability to attract and retain qualified key management and technical personnel; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 10 of Annual Report on Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

SUMMARY OF RISK FACTORS

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risks Related to Our Business and Industry

●	We have a limited operating history and have not yet generated any revenues;

●	We have not developed a strong customer base, and we have not generated sustainable revenue since inception. We cannot assure you that we ever will. We will incur significant losses in launching products and we may not realize sufficient subscriptions or profits in order to sustain our business;

●	We are dependent on the services of certain key management personnel, employees, and advisors. If we are unable to retain or motivate such individuals or hire qualified personnel, we may not be able to grow effectively;

●	The Platform is based on new and unproven technologies and is subject to the risks of failure inherent in the development of new products and services;

●	A slowdown or reduction in our sales in due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances

●	If we fail to add new users, or if our users engage less with the Platform, our business would be seriously harmed; and

●	Uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of the products we offer or intend to offer in the future.

Risks Related to Information Technology Systems, Intellectual Property and Privacy Laws

●	We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services which would harm our competitive position;

●	Unauthorized breaches or failures in cybersecurity measures adopted by us and/or included in our products and services could have a material adverse effect on our business; and

●	We may be subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could adversely affect our business.

Risks Related to Digital Assets

●	The exchanges on which crypto assets trade are relatively new and largely unregulated, and thus may be exposed to loss, fraud and failure;

●	General regulatory uncertainty with respect to whether certain NFTs could be considered securities and if NFTs sold on the Platform were deemed to be securities, we could be in violation of securities laws which could lead to an enforcement action by the SEC and result in fines and other penalties, and have a negative impact on our business; and

●	We rely on a third-party providers for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our products. Any disruption in the services provided by such third-party providers could adversely affect our business.

Risks Related to Regulatory Changes

●	We may be subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could adversely affect our business;

●	General economic uncertainty associated with the COVID-19 pandemic;

●	Geopolitical instability due to tensions between the United States and Russia following Russia’s invasion of Ukraine in February 2022; and

●	Current and future laws and regulations.

Risks Related to the Offering and Our Common Stock

●	We do not expect to pay dividends in the foreseeable future;

●	If our stock price fluctuates, you could lose a significant part of your investment;

●	The delisting of our securities by Nasdaq; and

●	Exclusive forum provisions in our certificate of incorporation and bylaws.

ITEM 1. BUSINESS

Overview

We are developing a digital gaming platform (“Platform”) that will offer our proprietary games as well as games developed and published by third parties. Our vision is to develop, design, acquire, and manage conventional digital games and to combine them with novel methods, such as the ability to create and mint unique in-game features, such as skins, characters, weapons, gear, in the form of non-fungible tokens, or “NFTs,” that will allow users to have unique experiences and more control over in-game assets.

We plan to initially launch our own proprietary games that are simple and fun to play, and that offer gamers the ability to mint their own affordable NFTs within the Platform, with unique and exclusive features, that can be utilized across the network of games and Platform that we plan to build.

Non-Fungible Tokens

A non-fungible token, or NFT, is a digital, cryptographic token on the blockchain that certifies a unique asset. When someone “mints” an NFT, they create a file that lives on a blockchain that cannot be edited or deleted. Because the file exists on a blockchain, it can be viewed publicly, meaning the item’s provenance is public and verifiable. While NFTs have been generally built on the Ethereum blockchain, recently other blockchains, such as Polygon, have also emerged as a building block for NFTs, some of which offer lower-cost network fees and faster transaction processing speeds. Our NFTs will be launched on the Polygon network, which is an Ethereum compatible blockchain building platform (i.e. Polygon’s parent chain is Ethereum) that provides a secure and lower-cost alternative to Ethereum’s escalating gas fees and wait times without sacrificing the security granted by the Ethereum blockchain.

NFTs are digital assets that can represent a unique real-world asset, such as art, music, in-game items, or videos. NFTs are most-commonly powered by smart contracts on the Ethereum blockchain. Ethereum is a decentralized blockchain platform that establishes a peer-to-peer network that securely executes and verifies application code, called smart contracts. “Smart contracts” is a term used to describe computer code that automatically executes all or parts of an agreement and is stored on a blockchain-based platform. In the case of in-game NFTs, these NFTs generally can be images, skins, virtual real estate, pets, or other items that can be owned and held in a digital wallet. A digital wallet (or e-wallet) is a software-based system that securely stores users’ payment information and passwords for numerous payment methods and websites. Currently, NFTs are being used to sell a wide range of virtual collectibles, including:

●	virtual sports trading cards and video clips;

●	music and album cover art;

●	art, memes, or other digital images;

●	in-game assets; and

●	virtual real estate, fashion, and other real-world representations in the metaverse, a virtual-reality space in which users can interact with a computer-generated environment and other users.

Our Mission

Our mission is to acquire and develop digital games of various genres to attract gamers of all types, including, but not limited to, multiplayer online games, simulation games, adventure games, real-time strategy games, role-playing, sports games, fighting games, puzzle games, and other skill-based games. We will seek to make each game unique in design and gameplay. In addition to owned-and-operated games we will develop, the Platform we intend to build will be designed to allow onboarding of games developed and published by third-parties and to provide access to certain unique features, such as blockchain and NFT architecture. We believe that these features will open up new dimensions for game developers and publishers by providing them with additional potential revenue streams and by modernizing their gaming assets to allow them to compete in the new paradigm. We also intend to design the Platform in a manner that will provide both game owners and users access to Company-sponsored events, experiences, and other mutually beneficial opportunities.

Our Platform

We are developing a digital gaming platform, called “Gaxos,” that can be used as a base for our proprietary games, as well as for third-party game developers and publishers. The Platform is intended to provide game developers and publishers with tools and features that they can use to augment their games, including, but not limited to tools that make use of blockchain and NFTs. The Platform will only allow users to purchase NFTs created by the Company and third-party game developers on our Platform and only these NFTs will have in-game utility across the Platform and the games. In-game NFTs allow players to own their in-game assets instead of the game developer. We are integrating blockchain and NFT technologies to better the collective experiences of our gamers. We believe that the Platform tools and features will give us the ability to benefit from a wide variety of games with less overhead and developmental costs.

New users of the Platform will create an account by entering an email address in order to engage with the Platform. Users participate in purchasing NFTs by linking their digital wallets to the Platform and engaging with the smart contracts in order to mint NFTs offered on the Platform. When creating an account, our users will be required to accept our Terms of Service and Privacy Policy. The Company intends to rely on third-party partners to perform all money transmission. We presently plan to accept credit cards, debit cards and cryptocurrency, only in the form of Bitcoin and Ethereum. We do not intend to accept any other forms of cryptocurrency besides Bitcoin and Ethereum. Notwithstanding the foregoing, we intend to purchase and hold MATIC, in increments as needed, solely for the purpose of paying the fees associated with minting our NFTs on the Polygon network. Our intention is to immediately convert all cryptocurrency received as payment to cash. We intend to hold only the minimal amount of MATIC required to interact with the blockchain as part of our core business of minting NFTs, and we do not intend to accept MATIC as a form of payment or to hold MATIC as a long term asset. We are currently in the process of selecting the right custodian for our crypto assets and do not have any custody arrangements.

We will not accept such cryptocurrency payments directly, but plan to use a third-party vendor to accept and process any such cryptocurrency payments on our behalf. We currently intend to have the third-party vendor send any such cryptocurrency to our custodial wallet and then have our custodian convert the cryptocurrency into U.S. dollars.

We will not offer any NFTs for purchase prior to the initial launch of the Platform and the launch of the games in which the NFT may be used. All NFTs offered on the Platform will be immediately usable for the intended entertainment purpose at the time they are sold. The NFTs that we initially intend to offer on the Platform will be in the form of avatar designs which will be used for entertainment value and are intended to enhance the users in-game aesthetic experience. However, as is typical with other games, a player’s individual efforts and successes in playing the games and using the in-game assets, may result in some of the assets unlocking certain additional content, features or functionality of our games. Passively holding an NFT will not unlock these items. To the extent that unlocking any of these items enhances the perceived value of a NFT, that will be as a result of the player’s own effort.

We have policies and procedures to analyze whether each NFT listed on our platform and each crypto asset accepted as payment could be deemed to be a “security” under applicable laws. Our policies and procedures do not constitute a legal standard, and are not binding on regulators or courts, but rather represent our company-developed plan, which permits us to make a risk-based assessment regarding the likelihood that a particular NFT or crypto asset could be deemed a “security” under applicable laws. We have designated certain employees and officers who will be responsible for making such determinations, and will have them undergo training regarding the recognition of a “security”. We plan to work with legal counsel experienced in crypto asset regulatory matters to make a determination with respect to each NFT developed by the Company to be listed on the Platform. NFTs that do not pass the screening process will be refused listing on the Platform. Since our NFT’s are not deemed to be securities and we will only accept crypto that has been deemed by regulators not to constitute a security we believe that KYC and AML requirements are not applicable to our business. We expect our risk assessment policies will continuously evolve to take into account developments in case law, applicable facts, developments in technology, and changes in applicable regulatory schemes. We intend to rely on continuing guidance issued by regulatory agencies with respect to any specific crypto assets and will monitor any updates from such agencies. We will also periodically reassess the classification of our crypto assets in accordance with such continual developments, guidance and updates.

Our primary objective is to build and grow our Platform to enable us to launch games and to obtain revenues through the sale or minting of NFTs to users of our games and to earn fees and/or commissions on the sale of NFTs by third parties that engage with the smart contracts on our Platform. Our efforts to grow the Platform will be focused on these purposes, not to increase the value of any previously sold NFTs. Additionally, while we intend to continuously improve the functionality of the Platform following the launch of our initial games and the Platform, through the launch of additional games as the potential adoption and implementation of new technologies, (i) all NFTs offered will be designed to provide users with immediate in-game entertainment value at a modest cost, (ii) we will continuously offer new NFTs on an ongoing basis and each drop of NFTs will be at a fixed price, and (iii) we intend to market and sell NFTs to Platform users solely for consumptive use as a means of entertainment value on, and in connection with, the Platform. We may, in the future, also earn royalty fees in the event that NFTs that are created on our Platform are resold, however, no assurance can be given that any such transactions will occur or that we will earn any such royalty fees. Further, no resales of NFTs can be made on our Platform and we do not intend to market our NFTs in any way that promotes their resale. We also will not list any of the NFTs with any third party marketplace. As a result, while the number of games that an NFT may be used in, and the functionality of the Platform, may increase and change over time, new and existing users of the Platform will always have the opportunity to acquire new NFTs for entertainment value at a modest cost. Thus, we do not anticipate that there will be a disparity in price between already issued NFTs and new NFTs that may be purchased on our Platform. Finally, while we may use profits from our business, which includes the sale of NFTs on our Platform, to reinvest and further develop our business, the goal of this is to provide a better gaming experience, grow the number of games on the Platform, and to increase the number of third parties that use our Platform so that we can earn fees and/or commissions on the sale of NFTs. Our focus of reinvestment is not to increase the value of NFTs previously sold. To the extent that any NFT increases in value it will likely be due to the efforts of the player that uses the NFT assets in game. For example, to the extent that a player’s individual efforts and successes in playing the games and using the in-game assets results in unlocking certain additional content features or functionality of our games, these personal efforts of the user may impact the value of that player’s NFT. While we do not believe that the NFTs that we plan to mint and sell are “securities,” there is regulatory uncertainty with respect to this issue. If NFTs sold on the Platform were deemed to be securities, we may be found to be in violation of securities laws for engaging in transactions regarding unregistered securities. Such a determination could lead to an enforcement action by the SEC and result in fines and other penalties, and have a negative impact on our business. See Risk Factors — Risks Related to Digital Assets.”

Polygon Network (MATIC)

Similar to Ethereum, Polygon is one of the biggest decentralized blockchains with smart contract functionality. Ethereum is a “Layer 1” blockchain that has higher transaction fees, often referred to as “gas fees” that are used to power transactions. These fees tend to be significantly higher than Polygon. Polygon is a “Layer 2” scaling solution to Ethereum built on top of Ethereum that uses a proof-of-stake sidechain to process transactions and therefore reduces purchase and transfer transaction gas fees to only a few pennies.

The Polygon network uses MATIC tokens for governance and security. Validators or operators that ensure security and validate blocks on the Polygon network receive gas fees in the form of MATIC tokens. MATIC tokens allow developers to connect their Ethereum compatible smart contracts in Polygon. Polygon is often chosen by developers for its speed and lower transaction costs while maintaining full compatibility with Ethereum, enabling developers to move their code freely between the two blockchains.

The median gas price on the Polygon network as of April 29, 2022 is less than $0.01 as compared to $2.03 on the Ethereum network. We do not anticipate any material changes in gas prices on the Polygon network that would affect our business model. In general, if gas prices become too high, demand for transaction processing on the network will decrease and thereby reduce the demand for our NFTs. Reduced demand resulting from fees that are too high will have a material adverse effect on our business, results of operations and prospects, however, reduced demand due to an increase in transaction fees will have a less significant impact than that of Ethereum due to the significantly lower transaction fees of the Polygon network.

Our Strategy

Our strategy includes the development of proprietary games, combined with the development of our Platform which will also allow third parties to develop and offer their games to gamers with enhanced features to be offered by the tools to be included in-to our Platform.

In addition to developing proprietary games, part of our strategy includes acquiring games in various genres from third-party developers/publishers that are currently in development, have already been developed but not commercialized, or games that have active users and/or revenues.

We intend to implement a number of initiatives and strategies that we believe will allow us to achieve revenue in the very near term and give us the ability to grow our user base and revenue opportunities significantly. This includes the following:

●	NFT sales or minting fees — revenues that will be generated from the sale of NFTs to users of our games;

●	NFT commissions — fees and/or commissions that will be charged on the sale of NFTs by third parties that utilize of our Platform;

●	NFT royalties — royalties that will be paid to us in the event that NFTs that are created on our Platform are resold; and

●	Advertising and Partnerships — fees that will be paid by game advertisers, developers, hardware companies, or other strategic partners.

We believe that the sale of NFTs to our gamers will be the principal source of our revenue. NFTs provide a license to the digital content that the NFTs represent. In addition to the revenue that we receive from the sale of NFTs, we will receive a royalty if and when a user transfers or sells their NFTs to others on third-party platforms, such as OpenSea or Rarible.

NFTs can be designed to provide for the payment of royalties to compensate original NFT creators for the use of the licensed intellectual property rights to their NFT. We believe that royalties present a potential opportunity for a continuous passive-income stream. Royalty rates and mechanisms can be coded into the smart contracts on the blockchain to permit a set percentage of the sale price to be collected for future sales.

We believe that royalties along with our other revenue streams will allow us to sell NFTs to our users at reasonable prices, unlike the current NFT market, and still economically benefit in the event our original NFTs generate a high demand and thus, a high resale price. We currently anticipate that the initial royalty fee for our initial smart contracts will be set at the current market standard of approximately 5-10%. The royalty rate for future smart contracts may be set at different rates from our initial smart contracts depending on changes in the market standard rate.

We intend to utilize various marketing strategies to target users, third-party game publishers, and developers, and believe that as the quantity of the gaming assets on our Platform increases, the likelihood of adoption of our Platform and NFT products will increase.

In addition, we will continuously seek to expand and improve the functionality of the Platform through the adoption and implementation of new technologies, such as augmented and virtual reality (AR/VR), artificial intelligence (AI), machine learning (ML), and Web3.0 infrastructure, that allows us to expand our product offerings to gamers and developers. We currently have no plans to enhance the Platform with the foregoing but we will be continuously researching new technologies in order to stay competitive with the market. Web3.0 is the next generation of the internet based on blockchain technology, that incorporates concepts such as decentralization and token-based economics. We will also be seeking to license and/or partner with third parties for access to or development of smart technology that we can leverage to increase our market share and other opportunities that are accretive to our business and mission.

Plan of Operations

We have had a dedicated approach to long-term success that we believe will allow us to achieve our milestones in product development, user acquisition, and growth. In the next twelve months we plan to accomplish the following:

Milestones	Timeline
Initial Development
● Complete production and development of our three initial games;	Complete pending platform development and testing
● Complete the creation of the initial series of NFT skins and avatars;	Complete pending platform development and testing
● Launch of a successful beta testing of the initial games with a limited group of users;	Q2 2023
● Develop and launch the Platform;	Q3 2023
● On-board third-party games on the Platform; and	Q4 2023

Future Development
● Launch of digital advertising campaigns for the Platform promotion and user acquisition;	Ongoing
● Create and grow our gamer community;	Ongoing
● Quarterly launches of new games;	Ongoing
● Develop additional NFT in-game accessories.	Ongoing

We currently estimate that the cost of the initial development of our games and Platform development and launch will cost approximately $1.5 million, and that we will be able to launch the 15 games described below for a total cost of less than $850,000. The funds raised from our initial public offering shall be dedicated to the growth and development of the Platform, our games, and creation of NFTs.

We have acquired certain rights related to, and are currently developing, 12 games. Of these games, we have commenced active development of 9 games. Currently, we estimate our initial 6 games will be completed by the end of the first quarter of 2023. Thereafter, we plan to complete 4 more games that are currently in early production by the end of the second quarter of 2023, followed by the completion of 5 games by the fourth quarter of 2023.

Games	Current Stage of Development	Anticipated Completion Date
6 Games	Late Production/Testing	Complete pending platform development and testing
3-4 Games	Early Production	Q2 2023
2 Games	Pre-Production/ Early Production	Q3 2023
3 Games	Pre-Production	Q4 2023

The first three games that we intend to bring to market are “NFToids: Arena Fighter,” “NFToids: Laser Quest,” and “NFToids: Squad Battle,” each of which will include the ability of users to acquire their own unique avatars, called “NFToids.” NFToids are 3D, playable NFT avatars that can be used to compete in games across our Platform. Our first collection of NFToids will include a wide array of player avatars and designs that can be utilized across our network of games. We plan to release and launch a variety of collections of NFToids, and to make them available to all users of our Platform. To access all of our games’ features, a user would need to purchase an NFT. However, other parts of the game such as the tutorials sections are available without NFT ownership. Users can purchase one or multiple NFTs and select which NFT they would like to utilize when starting a game. Each NFT affects the design and gameplay experience differently within our games.

We intend to generate revenue primarily from the sale of our NFTs. We believe that an increase in games available on the Platform will increase users and demand for the Platform. As our userbase grows, we expect to generate more NFT sales and thereby increase our revenues.

Arena Fighter, Laser Quest, and Squad Battle

Arena Fighter will be a competitive fighting game set in various rings and backgrounds where gamers battle for XP. Laser Quest will be a made up of various obstacle courses that will include different challenges. Squad Battle will be a multiplayer shooting game where users can battle each other or against the AI in various environments.

NFT Market

The NFT industry is experiencing exponential growth and we believe that there is a significant opportunity for the Platform and ecosystem. Once an NFT is created, it exists on the blockchain and does not solely rely on a game’s centralized servers. Traditional in-game assets are lost when a game is shut down. NFTs, on the other hand, survive game operability and can be bought, sold, and transferred independently of the game. Furthermore, blockchain-enabled game assets in the form of NFTs cannot be duplicated or tampered with because of the permanent record created in the blockchain.

According to NonFungible, NFT sales totaled just over $17 billion in 2021, compared to approximately just $183 million in 2020, with an average price of $807. However, in March 2021, a digital-only artwork created by Mike Winkelman, aka the digital artist Beeple, sold for approximately $70 million at a Christie’s auction. Additionally, the largest NFT marketplace, OpenSea, has now traded over $10 billion in total volume.

NFT games generated $2.32 billion in revenue in the third quarter of 2021, according to data compiled in the annual report by the Blockchain Game Alliance. That was roughly 22% of all NFT trading volume industry-wide in the quarter as blockchain games gathered steam.

NFT Liquidity

Network liquidity depends on the size of the network, the number of transactions taking place, and the liquidity inherent to that system. Liquidity is typically a big factor in determining the price of cryptocurrencies and other digital assets, including NFTs. However, we do not anticipate network liquidity to be a major consideration in our business as the purpose of making NFTs available for purchase on the Platform to our gamers is to enhance the gamers’ gaming experience and not for the resale value of the NFTs.

NFTs in the Gaming Industry

NFT games generated over $5 billion in revenue in 2021, according to data compiled by NonFungible. That was roughly 30% of all NFT trading volume industry-wide.

As of the end of 2021, the most successful blockchain game was Axie Infinity. The game generated more than $4 billion in lifetime sales and accounted for approximately 66% of the market in 2021. Axie Infinity allows players to collect “Axies, fierce creatures that love to battle, build, and hunt for treasure.”

NBA TopShot was second in sales volume with $800 million traded. NBA TopShot offers “Packs” for sale that a purchaser would open, just like a physical pack of trading cards, to see a scoring moment from NBA history. Some other notable games such as Sorare, where players can buy, sell, trade, and manage a virtual soccer team have traded volume of approximately $72 million.

Fortune Business Insights estimate that the global gaming market was over $200 billion in 2021 and is expected to grow to approximately $550 billion by 2028. Blockchain gaming represented a little over 2% in 2021 and is expected to grow to over 10% of the market by 2026.

Interest in blockchain gaming has also been growing steadily through 2021. The graph below shows the global search interest according to Google Trends. Blockchain gaming, NFT games, and play-to-earn keyword searches saw a significant increase around the first week of July 2021.

Above: Google Trends shows the growth of blockchain gaming in recent months.

Image Credit: Blockchain Game Alliance

Intellectual Property

Our business is dependent upon the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is expected to be in the form of software code, patented technology, copyright, and trade secrets that we will use to develop our games and the Platform. While we will develop our own intellectual property, we may also acquire and/or license other intellectual property which is owned by third parties.

We protect our intellectual property rights by relying on federal, state and common law protections, as well as contractual restrictions. We actively seek protection covering any intellectual property we believe may be useful or relevant to our business.

Our goal is to obtain, maintain and enforce protection for our intellectual property, and to operate without infringing on the rights of other parties. Our policy is to actively seek the broadest intellectual property protection possible for our intellectual property through a combination of contractual arrangements, registration of our domain names, copyrights, trademarks, service marks and/or patents. We have established business procedures designed to maintain the confidentiality of our proprietary information, including the use of confidentiality agreements with employees, independent contractors, consultants, and entities with which we conduct business.

The Platform will allow third-party game developers to mint NFTs using their own intellectual property and our tools to list those NFTs for sale (primary sales) on the Platform. The Platform only allows NFTs that were originally minted using the Company’s NFT infrastructure to be listed for sale. All third party game developers who create NFTs on the Platform will be required to agree to our Terms of Service and Privacy Policy prior to engaging with the Platform. Our Terms of Service and Privacy Policy will require creators to attest they own the intellectual property used to create their NFTs and to monitor for obvious copyright violations. It is not yet certain to what extent the Digital Millennium Copyright Act (DMCA) applies to NFT platforms. However, it seems likely that NFT platform owners will be subject to at least some responsibility for responding to copyright infringement on their sites, therefore, we plan to take proactive approach by registering with the DMCA to retain a designated agent for DMCA notices as well as instructions for submitting copyright infringement claims.

License with Columbia University

On August 29, 2022 (the “Effective Date”), we entered into a software and patent license agreement (the “Columbia Agreement”) with Columbia University in the City of New York (“Columbia University”) pursuant to which Columbia University granted us a royalty-bearing, exclusive, worldwide, non-transferable license to certain intellectual property to (i) discover, develop, manufacture, have made, use, sell, offer to sell, have sold, import, export, distribute, rent or lease certain Licensed Products (as defined in the Columbia Agreement) solely for computer gaming for entertainment purposes involving non-fungible tokens (NFTs) (the “Field”) and throughout the territory, and (ii) copy, use, modify, and create derivative works from licensed software in Source Code (as defined in the Columbia Agreement) and Object Code form (as defined in the Columbia Agreement) in the Field and throughout the territory during the term, for the sole purpose of incorporating the licensed software into or bundling the Licensed Software (as defined in the Columbia Agreement) with licensed products in the Field. The term of the License Agreement shall commence on the Effective Date and shall extend, on a country-by-country and product-by-product basis, until the later of (i) the date of expiration of the last to expire of the issued patents falling within the definition of Licensed Patents or (ii) fifteen (15) years after the first bona fide commercial launch of a Licensed Product (as defined in the Columbia Agreement) in the country in question, unless terminated earlier pursuant to the terms of the Columbia Agreement. Pursuant to the Columbia Agreement, we agreed to pay Columbia University (i) a license fee of $25,000, (ii) certain revenue-based milestone payments, (iii) royalty payments, depending on net revenues, (iv) minimum royalty payments, (v) a percentage of sublicense income, (vi) certain success based payments, and (vii) reimbursement for reasonable fees, costs, and expenses incurred for patent litigation.

Our Privacy Policy

We recognize that gamers and other users of our games and Platform care deeply about how their personal information is collected, used and shared.

When gamers or developers use our games or Platform, they are required to provide us with certain personal information. We take commercially reasonable and appropriate measures to protect this personal information from accidental loss, misuse, and unauthorized access, disclosure, alteration, or destruction, taking into account the risks involved in processing and the nature of such data, and comply with applicable laws and regulations. We do not currently transfer any personal information to third-parties that do not act on our behalf, and should we intend to do so, we will only do so with users’ consent. Similarly, we do not currently collect sensitive personal information from users. We may disclose personal information to certain types of third-party companies, but only to the extent needed to enable them to provide such services. The types of companies that may receive personal information and their functions are: marketing assistance, analytics and reporting, customer support, email and SMS delivery, cloud infrastructure, and systems monitoring. All such third parties function as our agents, performing services at our instruction and on our behalf pursuant to contracts which require them to provide at least the same level of privacy protection as is required by our privacy policy. In addition, we may be required to disclose personal information in response to lawful requests by public authorities, including for the purpose of meeting national security or law enforcement requirements. We may also disclose personal information to other third parties when compelled to do so by government authorities or required by law or regulation including, but not limited to, in response to court orders and subpoenas.

Government Regulation

We are subject to various federal, state, and international laws and regulations that affect companies conducting business on the Internet and mobile platforms, including those relating to privacy, use and protection of player and employee personal information and data (including the collection of data from minors), the Internet, behavioral tracking, mobile applications, content, advertising and marketing activities and anti-corruption. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our players and deliver products and services, which may significantly increase our compliance costs.

Competition

We operate in industries that are highly competitive and evolving. Specifically, our business faces intense competition in gaming, NFT marketplaces, and other various digital products. Our games face competition from other games, such as Axie Infinity, The Sandbox, Sorare, and Splinterlands. In addition, our Platform may face competition from other NFT marketplaces that cater to game users and gaming companies. Further, our competition may become more intense if gaming industry leaders such as Sony, Nintendo, and Microsoft, all of whom have significant financial, technical and other resources, greater brand recognition and longer operating histories, decide to focus their efforts on NFTs.

Our ability to compete depends in large part on our continuous commitment to research and development, our ability to rapidly introduce new features and functionality, to on-board 3rd party game developers and to improve proven applications for established markets in which we have competitive advantages. We intend to work closely with our customers to continuously enhance the performance, functionality, usability, reliability and flexibility of the Platform.

Education

As part of our Platform and product offering, we intend to provide educational content free-of-charge on our website(s). We believe that it is important to educate our visitors and the community about NFTs, gaming, third-party services and products, and all the respective processes that would be required to participate in our experiences. The educational content will include but not be limited to articles, “how-to” videos, graphical walkthroughs, responses to frequently asked questions (FAQs), gameplay, white papers, webinars, and fireside chats. We may develop premium content that will not be free-of-charge such as hardcopy literature, e-books, or other thought-leadership products.

Employees

As of March 29, 2023, we have a total of 3 full-time employees and 10 consultants. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Our Corporate Information

We were originally incorporated in the State of Wyoming on October 27, 2021 (“NFT Wyoming”). On March 29, 2022, the Board of Directors of the Company approved, subject to shareholder approval, a Plan of Conversion, pursuant to which the Company converted from a corporation incorporated under the laws of the State of Wyoming to a corporation incorporated under the laws of the State of Delaware (the “Reincorporation”), and such approval included the adoption of the Certificate of Incorporation (the “Delaware Certificate”) and the Bylaws (the “Delaware Bylaws”) for the Company under the laws of the State of Delaware, under the name, “The NFT Gaming Company, Inc.,” to become effective with the effectiveness of the Reincorporation. On March 29, 2022, we received majority shareholder approval. On March 30, 2022, we completed the Reincorporation by filing the Delaware Certificate with the State of Delaware.

Available Information

Our website address is https://www.nftgco.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Industry

We have a limited operating history and, therefore, cannot accurately project our revenues and operating expenses.

We are a newly formed company. Because we have a limited history, it is difficult to evaluate our proposed business and future prospects, including our ability to plan for and model future growth. For example, we intend to launch our Platform. There is no guarantee that the Platform will be launched or that expenditures will result in profit or growth of our business. Our limited operating experience, combined with the rapidly evolving nature of the NFT market in which we intend to operate, substantial uncertainty concerning how this market may develop, and other economic factors beyond our control reduce our ability to accurately forecast quarterly or annual revenue. Failure to manage our current and future growth effectively could have an adverse effect on our business, operating results, and financial condition. Our business should be considered in light of the risks, expenses, and difficulties that we have encountered to date and will continue to encounter.

We have not developed a strong customer base, and we have not generated sustainable revenue since inception. We cannot assure you that we ever will. We will incur significant losses in launching products and we may not realize sufficient subscriptions or profits in order to sustain our business.

We have not yet developed a strong customer base and we have not generated sustainable revenue since inception. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies. Maintaining and improving our Platform will require significant capital. We will also incur substantial accounting, legal, and other overhead costs as a public company. If our offerings to customers are unsuccessful, result in insufficient revenue, or result in us not being able to sustain revenue, we will be forced to reduce expenses, which may result in an inability to gain new customers.

We may encounter numerous difficulties frequently encountered by companies in the early stage of operations.

We have a limited operating history upon which any investor may evaluate our current business and future prospects. Any potential investor must consider the risks and difficulties frequently encountered by early-stage companies. Historically, there has been a high failure rate among early-stage companies. Our future performance will depend upon a number of factors, including our ability to:

●	implement our growth strategy;

●	aggressively counter and respond to actions by our competitors;

●	pursue new users and maintain relationship with current users;

●	maintain adequate control of our expenses;

●	attract, retain and motivate qualified personnel;

●	react to user preferences and demands;

●	our ability to successfully implement, launch, and achieve market acceptance of our NFT products and to anticipate and manage the risks associated therewith; and

●	regulatory compliance.

We cannot assure investors that we will successfully address any of these factors, and our failure to do so could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

We may be unable to manage our growth or implement our expansion strategy.

We may not be able to develop our product or implement the other features of our business strategy at the rate or to the extent presently planned. Our projected growth will place a significant strain on our administrative, operational, and financial resources. If we are unable to successfully manage our future growth, establish and continue to upgrade our operating and financial control systems, recruit and hire necessary personnel, or effectively manage unexpected expansion difficulties, our financial condition and results of operations could be materially and adversely affected.

We will need additional debt or equity financing in the future.

While we expect to be able to generate operating revenues from the sale of our video digital products, our operating revenues will not be sufficient to finance our operations including our marketing efforts. Accordingly, we will need to obtain additional financing to operate and fully implement our business plan and aggressive growth strategy. There can be no assurance that any additional financing will be available to us or, if available, that such financing will be on terms acceptable to us. If we obtain additional financing through the issuance of equity or convertible debt securities, it may be significantly dilutive to our shareholders and such additional equity or convertible debt securities may have rights, preferences, or privileges senior to those of our Common Stock. In addition, our ability to issue debt securities or to service any debt may also be limited by our inability to generate consistent cash flow. If additional financing is not available on acceptable terms, we may not be able to fund our on-going operations or any future expansion of our business, develop or enhance our products or services, or respond effectively to competitive pressures. The inability to raise additional capital in the future may force us to curtail future business opportunities or cease operations entirely.

If we are unable to obtain additional funding when needed, our business operations will be harmed, and if we do obtain additional financing, our then-existing shareholders may suffer substantial dilution.

As we take steps in the commercialization and marketing of our technologies, or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our research and development activities. We do not have any contracts or commitments for additional funding, and there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all, if needed. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to conduct business operations. If we are unable to obtain additional financing to finance a revised growth plan, we will likely be required to curtail such plans or cease our business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We are dependent on the services of certain key management personnel, employees, and advisors. If we are unable to retain or motivate such individuals or hire qualified personnel, we may not be able to grow effectively.

We depend on the services of a number of key management personnel, employees, and advisors and our future performance will largely depend on the talents and efforts of such individuals. We do not currently maintain “key person” life insurance on any of our employees. The loss of one or more of such key individuals, or failure to find a suitable successor, could hamper our efforts to successfully operate our business and achieve our business objectives. Our future success will also depend on our ability to identify, hire, develop, motivate, and retain highly skilled personnel. Competition in our industry for qualified employees is intense, and our compensation arrangements may not always be successful in attracting new employees and/or retaining and motivating our existing employees. Future acquisitions by us may also cause uncertainty among our current employees and employees of the acquired entity, which could lead to the departure of key individuals. Such departures could have an adverse impact on the anticipated benefits of an acquisition.

We may continue to incur substantial losses and negative operating cash flows and may not achieve or maintain positive cash flow or profitability in the future.

We have incurred significant losses and negative operating cash flow from inception and may continue to incur significant losses and negative operating cash flow into the future. In order to reach our business growth objectives, we expect to incur significant sales, marketing, software development and other operating costs, including costs associated with the expansion of our personnel. As a result, we will need to generate and grow our revenues significantly to achieve positive cash flow and profitability. There can be no assurance that we will be successful in generating and increasing our revenues or that we can achieve or maintain positive cash flow or profitability. The uncertainties regarding the commencement of adequate commercial revenues raise substantial doubt about our ability to continue as a going concern.

Our Platform is currently under development and no assurance can be given that our Platform will be accepted by others or generate sufficient interest.

Our proposed Platform is currently under development. It is our intent that the Platform will (i) support our owned- and-operated games; (ii) provide third-party game creators and publishers with the ability to integrate our NFT infrastructure; and (iii) create a unified environment where all the games and users on the Platform can participate in promotions, opportunities, and various experiences. Failure to develop a robust gaming platform will adversely affect our business objectives.

Our business will be intensely competitive. We may not deliver successful and engaging games, or players and consumers may prefer our competitors’ products over our own.

We operate in a competitive environment that is characterized by price fluctuation and technological change. We will compete with major international and domestic companies. Some of our current and future potential competitors may have greater market recognition and customer bases, longer operating histories, and substantially greater financial, technical, marketing, distribution, purchasing, manufacturing, personnel, and other resources than we do. In addition, competitors may be developing similar technologies with a cost similar to, or lower than, our projected costs. As a result, they may be able to respond more quickly to changing customer demands or to devote greater resources to the development, promotion and sales of blockchain-based games and NFT products than we can.

The Platform is based on new and unproven technologies and is subject to the risks of failure inherent in the development of new products and services.

Because the Platform is based on certain new technologies, it is subject to risks of failure that are particular to new technologies, including the possibility that:

●	the Platform may not gain market acceptance;

●	proprietary rights of third parties may preclude us from marketing a new product or service;

●	the Platform may not receive the exposure required to obtain new users; or

●	third parties may market superior products or services.

Digital ecosystems, including offerings of digital assets, is evolving, and uncertain, and new regulations or policies may materially adversely affect our development.

The technologies supporting these digital assets like blockchain and NFTs are new and rapidly evolving. To the extent these technologies become more widely utilized in the industry, our revenues could be negatively impacted. If we fail to explore these new technologies and apply them innovatively to keep our products and services competitive, we may not experience significant growth of our business. Regulation of digital assets like cryptocurrencies, blockchain technologies, NFTs, and cryptocurrency exchanges is currently underdeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transacting in or transferring them. The regulatory regime governing blockchain technologies, NFTs, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect our development and our value if we materially embrace digital assets and cryptocurrencies in the future.

Marketplace demand of the NFTs is unpredictable.

The appetite in the marketplace is unpredictable as it is related to NFTs and may change over time. The trading of NFTs in the open market and use in gameplay are based purely on marketplace demand.

We may not be able to adequately evaluate the risks associated with our planned NFT platform.

The Platform may not be successful and may expose us to legal, regulatory, and other risks. Given the nascent and evolving nature of cryptocurrencies, NFTs, and blockchain technology, we may be unable to accurately anticipate or adequately address such risks or the potential impact of such risks. The occurrence of any such risks could materially and adversely affect our business, financial condition, results of operations, reputation, and prospects.

As the market for NFTs is relatively nascent, it is difficult to predict how the legal and regulatory framework around NFTs will develop and how such developments will impact our business and the Platform. Further, market acceptance of NFTs is uncertain as buyers may be unfamiliar or uncomfortable with digital assets generally, how to transact in digital assets, or how to assess the value of NFTs. The launch of the Platform also subjects us to risks similar to those associated with any new platform offering, including, but not limited to, our ability to accurately anticipate market demand and acceptance, our ability to successfully launch our new offering, creator and buyer acceptance, technical issues with the operation of the Platform, and legal and regulatory risks as discussed above. We believe these risks may be heightened with respect to the Platform, as NFTs are still considered a relatively novel concept. If we fail to accurately anticipate or manage the risks associated with the Platform or with our facilitation of crypto asset transactions, or if we directly or indirectly become subject to disputes, liability, or other legal or regulatory issues in connection with the Platform or crypto asset transactions, the Platform may not be successful and our business, financial condition, results of operations, reputation, and prospects could be materially harmed. See “If we fail to successfully expand the features, services, and offerings on our online marketplace, our ability to grow our business may suffer.”

Our industry is subject to rapid technological change, and if we do not adapt to, and appropriately allocate our resources among, emerging technologies and business models, our business may be negatively impacted.

Technology changes rapidly in the interactive entertainment industry. We must continually anticipate and adapt to emerging technologies, such as cloud-based game streaming, and business models, such as free-to-play and subscription-based access to a portfolio of interactive content, to stay competitive. Forecasting the financial impact of these changing technologies and business models is inherently uncertain and volatile. Supporting a new technology or business model may require partnering with a new platform, business, or technology partner, which may be on terms that are less favorable to us than those for traditional technologies or business models. If we invest in the development of interactive entertainment products for distribution channels that incorporate a new technology or business model that does not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often-substantial up-front costs of developing and marketing those products, or recover the opportunity cost of diverting management and financial resources away from other products or opportunities. Further, our competitors may adapt to an emerging technology or business model more quickly or effectively than we do, creating products that are technologically superior to ours, more appealing to consumers, or both.

If, on the other hand, we elect not to pursue the development of products incorporating a new technology, or otherwise elect not to pursue new business models that achieve significant commercial success, it may have adverse consequences. It may take significant time and expenditures to shift product development resources to that technology or business model, and it may be more difficult to compete against existing products incorporating that technology or using that business model.

Negative perceptions about our business, products, and services and the communities within our products and services may damage our business, and we may incur costs to address concerns.

Expectations regarding the quality, performance and integrity of our products and services are high. Negative responses about our products and services may not be foreseeable. We also may not effectively manage these responses because of reasons within or outside of our control. For example, we have included in certain games the ability for players to purchase digital items, including in some instances virtual “packs”, “boxes” or “crates” that contain variable digital items. The inclusion of variable digital items in certain games has the possibility of creating a negative perception of gameplay fairness or other negative perceptions, our reputation and brand could be harmed and revenue could be negatively impacted.

In addition, we aim to offer our players safe, inclusive and fulfilling online communities. We may not be able to maintain healthy, long-term online communities within our games and services as a result of the use of those communities as forums for harassment or bullying, our inability to successfully discourage overuse of our games and services or overspending within our games and services, or the successful implementation of cheating programs. Although we expend resources, and expect to continue to expend resources, to maintain healthy online communities, our efforts may not be successful due to scale, limitations of existing technologies or other factors.

In the event that there is negative sentiment about gameplay fairness, our online communities, our business practices, business models or game content, it can lead to investigations or increased scrutiny from governmental bodies and consumer groups, as well as litigation, which, regardless of their outcome, may be costly, damaging to our reputation and harm our business.

We may become involved in legal proceedings that may result in adverse outcomes.

We may become subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices, or requiring development of non-infringing products or technologies, which could also adversely affect our business and results of operations.

Our business is subject to economic, market and geopolitical conditions.

Our business is subject to economic, market, public health, and geopolitical conditions which are beyond our control. The United States and other international economies have experienced cyclical downturns from time to time. Worsening economic conditions that negatively impact discretionary consumer spending and consumer demand, including inflation, slower growth, recession, and other macroeconomic conditions, including those resulting from public health outbreaks such as the COVID-19 pandemic and geopolitical issues could have a material adverse impact on our business and operating results. In February 2022, Russia invaded Ukraine. In response, NATO deployed additional military forces to Eastern Europe, including to Lithuania and the Biden administration announced certain sanctions against Russia. The invasion of Ukraine and the retaliatory measures that have been taken, or could be taken in the future, by the United States, NATO, and other countries have created global security concerns that could result in a regional conflict and otherwise have a lasting impact on regional and global economies, any or all of which could disrupt our platform, adversely affect our ability to conduct ongoing and future business, and adversely affect our ability to commercialize our products in this region. Currently, none of our platform development or business activities are conducted directly or otherwise in Russia or Ukraine. In addition, the United Kingdom’s departure from the European Union has caused economic and legal uncertainty in the region and may result in macroeconomic conditions that adversely affect our business.

We are particularly susceptible to market conditions and risks associated with the entertainment industry, which, in addition to general macroeconomic downturns, also include the popularity, price and timing of our games, changes in consumer demographics, the availability and popularity of other forms of entertainment, and critical reviews and public tastes and preferences, which may change rapidly and cannot necessarily be predicted.

Catastrophic events may disrupt our business.

Natural disasters, cyber-incidents, weather events, wildfires, power disruptions, telecommunications failures, public health outbreaks, failed upgrades of existing systems or migrations to new systems, acts of terrorism or other events could cause outages, disruptions and/or degradations of our infrastructure, including our or our partners’ information technology and network systems, a failure in our ability to conduct normal business operations, or the closure of public spaces in which players engage with our games and services. The health and safety of our employees, players, third-party organizations with whom we partner or regulatory agencies on which we rely could be also affected, which may prevent us from executing against our business strategies or cause a decrease in consumer demand for our products and services. System redundancy may be ineffective and our disaster recovery and business continuity planning may not be sufficient for all eventualities. Such failures, disruptions, closures, or inability to conduct normal business operations could also prevent access to our products, services or online stores selling our products and services, cause delay or interruption in our product or live services offerings, allow breaches of data security or result in the loss of critical data. The COVID-19 pandemic could disrupt our ability to conduct normal business operations. An event that results in the disruption or degradation of any of our critical business functions or information technology systems, harms our ability to conduct normal business operations or causes a decreased in consumer demand for our products and services could materially impact our reputation and brand, financial condition and operating results.

We may not meet our product and live service development schedules and live service release schedule may be delayed, cancelled, or poorly received.

Our ability to meet product development schedules is affected by a number of factors both within and outside our control, including feedback from our players, the creative processes involved, the coordination of large and sometimes geographically dispersed development teams, the complexity of our products and the platforms for which they are developed, the need to fine-tune our products prior to their release and, in certain cases, approvals from third parties. Any failure to meet anticipated production or release schedules likely would result in a delay of revenue and/or possibly a significant shortfall in our revenue, increase our development and/or marketing expenses, harm our profitability, and cause our operating results to be materially different than anticipated. If we miss key selling periods for products or services, particularly the fiscal quarter ending in December, for any reason, including product delays or product cancellations our sales likely will suffer significantly.

Increasing gas fees on Polygon could materially affect our revenues.

Users must pay gas fees on NFT platforms when minting NFTs. The fee is determined by the number of transactions on the protocol and type of computations required to verify transactions; the greater the popularity, the greater the fee. Increased traffic can also lead to scalability problems which may also push gas fees higher. To mitigate this risk we have chosen to build our NFTs on the Polygon network and to strategically price our NFTs. Gas fees on Polygon are significantly cheaper than that of the most widely used blockchain network, Ethereum. The median gas price on the Polygon network as of April 29, 2022 is less than $0.01 as compared to $2.03 on the Ethereum network. We do not currently anticipate any material changes in gas prices on the Polygon network that would affect our business model. However, if gas prices on the Polygon network become too high, then demand for our NFTs could decrease and we could potentially lose existing and potential customers to competitors with cheaper fees. This would materially and adversely affect our revenues and thereby the success of our business.

Risks Related to Information Technology Systems, Intellectual Property and Privacy Laws

Security breaches and attacks against our systems and network, and any potentially resulting breach or failure to otherwise protect confidential and proprietary information, could damage our reputation and negatively impact our business, as well as materially and adversely affect our financial condition and results of operations.

Although we have employed significant resources to develop our security measures against breaches, our cybersecurity measures may not detect or prevent all attempts to compromise our systems, including distributed denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in and transmitted by our systems or that we otherwise maintain. Breaches of our cybersecurity measures could result in unauthorized access to our systems, misappropriation of information or data, deletion or modification of client information, or a denial-of-service or other interruption to our business operations. As techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers, we may be unable to anticipate, or implement adequate measures to protect against, these attacks.

If we are unable to avert these attacks and security breaches, we could be subject to significant legal and financial liability, our reputation would be harmed and we could sustain substantial revenue loss from lost sales and customer dissatisfaction. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Cyber-attacks may target us, our Traders or other participants, the communication infrastructure, or the e-platform on which we depend. Actual or anticipated attacks and risks may cause us to incur significantly higher costs, including costs to deploy additional personnel and network protection technologies, train employees, and engage third-party experts and consultants. Cybersecurity breaches would not only harm our reputation and business, but also could materially decrease our revenue and net income.

We face the risk of fraud.

Online transactions may be subject to sophisticated schemes or collusion to defraud, launder money or other illegal activities, and there is a risk that our products may be used for those purposes either by our customers or our employees or contractors. This may be especially true when dealing with cryptocurrencies, which by design, may be difficult or impossible to trace. While we believe that our systems, both computer and procedural, afford an adequate degree of protection against fraudulent activities, if such protection is not effective in all cases, is circumvented or if we fail to implement updated controls and procedures or to counter new fraud techniques, we could lose the confidence of our customers and our reputation could be damaged. Moreover, any failure to protect ourselves and our customers from fraudulent activity, could result in reputational damage and could materially adversely affect our operations, financial performance and prospects. Failure to adequately monitor and prevent money laundering and other fraudulent activity could also result in civil or criminal liability.

We use open-source software in connection with certain of our games and services which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.

We use open-source software in connection with some of the games and services we offer. Some open-source software licenses require users who distribute open source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of various open-source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open-source software. Were it determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our games or products, discontinue distribution in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our game development efforts, any of which could negatively impact our business.

We rely on third-party providers for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our products. Any disruption in the services provided by such third-party provider could adversely affect our business.

Our products are hosted from, and use computing infrastructure, secure network connectivity, and other technology-related services provided by third-party providers. We do not control the operations of these third-party provider or own the equipment used to provide such services. Because we cannot easily switch between cloud providers, any disruption of or interference, for example, due to natural disasters, cyber-attacks, terrorist attacks, power losses, telecommunications failures, or similar events, would impact our operations and may adversely affect our business, financial condition, operating results and cash flows. In addition, these providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew our agreements on commercially reasonable terms or develop our blockchain capabilities, we may be required to transition to a new provider, and we may incur significant costs and possible service interruption in connection with doing so.

In addition, these providers may take actions beyond our control that could seriously harm our business, including:

●	discontinuing or limiting our access to its cloud platform

●	increasing pricing terms;

●	terminating or seeking to terminate our contractual relationship altogether;

●	establishing more favorable relationships or pricing terms with one or more of our competitors; and

●	modifying or interpreting its terms of service or other policies in a manner that impacts our ability to run our business and operations.

Cloud hosting providers have broad discretion to change and interpret their terms of service and other policies with respect to us, and those actions may be unfavorable to us. They may also alter how we are able to process data on their respective cloud platforms. If changes or interpretations are made that are unfavorable to us, our business could be seriously harmed.

We may not be able to secure all rights to our intellectual property or our rights may be subject to claims of infringement by others and other issues affecting production.

We will rely on a combination of trade secret, trademark, and copyright laws, as well as employee and third-party non-disclosure agreements and other protective measures, to protect intellectual property rights pertaining to our products and technologies both in the U.S. and abroad. There can be no assurance, however, that these measures will provide meaningful protection of our technology, trade secrets, know-how or other intellectual property in the event of any unauthorized use, misappropriation, or disclosure. There can also be no assurance that others will not independently develop similar technologies or duplicate any technology that we develop or have developed without violating our intellectual property rights. In addition, there can be no assurance that our intellectual property rights will be held to be valid, will not be successfully challenged or will otherwise be of value. In the event that we are subject to a claim of intellectual property infringement, whether it be patent, copyright or trademark, the cost of defending such a claim, even if partly covered by insurance, will be significant and will have a material adverse effect on our financial results.

If third parties claim that we infringe their intellectual property, it may result in costly litigation.

We cannot assure you that third parties will not claim our current or future products or services infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements, or obtain them on terms acceptable to us.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services which would harm our competitive position.

Our success, in part, depends upon our proprietary technology. We have various forms of intellectual property including patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization, or develop similar technology independently. We also pursue the registration of our domain names, trademarks, and service marks in the United States. However, we cannot provide any assurance that patent applications that we file will ultimately result in an issued patent or, if issued, that they will provide sufficient protections for our technology against competitors. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

The Platform may raise issues regarding third party intellectual property rights.

NFTs raise various intellectual property law considerations, including adequacy and scope of assignment, licensing, transfer, copyright, and other right of use issues. The creator of an NFT will often have all rights to the content of the NFT and can determine what rights to assign to a buyer, such as the right to display, modify, or copy the content. To the extent we are directly or indirectly involved in a dispute between creators and buyers on the Platform, it could materially and adversely affect the success of the Platform and harm our business and reputation.

The Platform may face cybersecurity risks.

NFTs in general, and the Platform specifically, may also be an attractive target for cybersecurity attacks. For example, a perpetrator could seek to obtain the private key associated with a digital wallet holding an NFT to access and sell the NFT without valid authorization, and the owner of the NFT may have limited recourse due to the nature of blockchain transactions and of cybercrimes generally. NFT marketplaces, including the Platform, may also be vulnerable to attacks where an unauthorized party acquires the necessary credentials to access user accounts. The safeguards we have implemented or may implement in the future to protect against cybersecurity threats may be insufficient. If the Platform were to experience any cyberattacks, it could negatively impact our reputation and market acceptance of our platform.

The laws and regulations concerning data privacy are continually evolving. Failure to comply with these laws and regulations could harm our business.

We will collect and store information about our consumers, including consumers who play our games. In addition, we collect and store information about our employees. We will be subject to laws from a variety of jurisdictions regarding privacy and the protection of this information, including the E.U.’s General Data Protection Regulation (the “GDPR”), the U.S. Children’s Online Privacy Protection Act (“COPPA”), which regulates the collection, use, and disclosure of personal information from children under 13 years of age, and the California Consumer Privacy Act (the “CCPA”). Failure to comply with any of these laws or regulations may increase our costs, subject us to expensive and distracting government investigations, and result in substantial fines.

Data privacy protection laws are rapidly changing and likely will continue to do so for the foreseeable future and may be inconsistent from jurisdiction to jurisdiction. For example, the E.U. has traditionally taken a broader view than the United States and certain other jurisdictions as to what is considered personal information and has imposed greater obligations under data privacy and protection regulations, including those imposed under the GDPR. The U.S. government, including the Federal Trade Commission and the Department of Commerce, as well as various U.S. state governments, are continuing to review the need for greater regulation over the collection of personal information and information about consumer behavior on the Internet and on mobile devices. Complying with emerging and changing laws could require us to incur substantial costs or impact our approach to operating and marketing our games. Due to the rapidly changing nature of these data privacy protection laws, there is not always clear guidance from the respective governments and regulators regarding the interpretation of the law, which may create the risk of an inadvertent violation. For example, the California legislature recently passed the CCPA and the E.U. has proposed further reforms to its existing data protection legal framework, in addition to the GDPR, which may further change our compliance obligations. Various government and consumer agencies worldwide have also called for new regulation and changes in industry practices. In addition, in some cases, we are dependent upon our platform providers and external data processors to assist us in ensuring compliance with these various types of regulations, and a violation by one of these third parties may also subject us to government investigations and result in substantial fines.

Player interaction with our games will be subject to our privacy policies, end user license agreements (“EULAs”), and terms of service. If we fail to comply with our posted privacy policies, EULAs, or terms of service, or if we fail to comply with existing privacy-related or data protection laws and regulations, it could result in proceedings or litigation against us by governmental authorities or others, which could result in fines or judgments against us, damage our reputation, impact our financial condition, and harm our business. If regulators, the media, consumers, or employees raise any concerns about our privacy and data protection or consumer protection practices, even if unfounded, this could also result in fines or judgments against us, damage our reputation, negatively impact our financial condition, or damage our business.

Our business will be subject to complex and prescriptive regulations regarding consumer protection and data privacy practices, and could be adversely affected if our consumer protection, data privacy and security practices are not adequate, or perceived as being inadequate.

We will be subject to global data privacy, data protection, localization, security and consumer-protection laws and regulations worldwide. These laws and regulations are emerging and evolving and the interpretation and application of these laws and regulations often are uncertain, contradictory, and changing. The failure to maintain data practices that are compliant with applicable laws and regulations, or evolving interpretations of applicable laws and regulations, could result in inquiries from enforcement agencies or direct consumer complaints, resulting in civil or criminal penalties, and could adversely impact our reputation and brand. In addition, the operational costs of compliance with these regulations are high and will likely continue to increase.

Even if we remain in strict compliance with applicable laws and regulations, consumer sensitivity to the collection and processing of their personal information continues to increase. Any real or perceived failures in maintaining acceptable data privacy practices, including allowing improper or unauthorized access, acquisition or misuse and/or uninformed disclosure of consumer, employee and other information, or a perception that we do not adequately secure this information or provide consumers with adequate notice about the information that they authorize us to collect and disclose could result in brand, reputational, or other harms to the business, result in costly remedial measures, deter current and potential customers from using our products and services and cause our financial results to be materially affected.

Third party vendors and business partners receive access to certain information that we collect. These vendors and business partners may not prevent data security breaches with respect to the information we provide them or fully enforce our policies, contractual obligations and disclosures regarding the collection, use, storage, transfer and retention of personal data. A data security breach of one of our vendors or business partners could cause reputational and financial harm to them and us, negatively impact our ability to offer our products and services, and could result in legal liability, costly remedial measures, governmental and regulatory investigations, harm our profitability, reputation and brand, and cause our financial results to be materially affected.

Digital ecosystems, including offerings of digital assets, are evolving, and uncertain, and new regulations or policies may materially adversely affect our development.

The technologies supporting these digital assets like blockchain and NFT are new and rapidly evolving. To the extent these technologies become more widely utilized in the industry, our revenues could be negatively impacted. If we fail to explore these new technologies and apply them innovatively to keep our products and services competitive, we may not experience significant growth of our business. Regulation of digital assets like, cryptocurrencies, blockchain technologies, NFTs and cryptocurrency exchanges, is currently underdeveloped and likely to rapidly evolve as government agencies take greater interest in them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty. Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the permissibility of tokens generally and the technology behind them or the means of transacting in or transferring them. The regulatory regime governing blockchain technologies, NFTs, cryptocurrencies, digital assets, utility tokens, security tokens and offerings of digital assets is uncertain, and new regulations or policies may materially adversely affect our development and our value if we materially embrace digital assets and cryptocurrencies in the future.

Risks Related to Digital Assets

The sale of NFTs on the Platform could be determined to be the unregistered sale of securities.

There is regulatory uncertainty with respect to whether certain NFTs could be considered securities. If NFTs sold on the Platform were deemed to be securities, we may be found to be in violation of securities laws for engaging in transactions regarding unregistered securities. Such a determination could lead to an enforcement action by the SEC and result in fines and other penalties, and have a negative impact on our business.

Risks relating to our decision to accept cryptocurrency as a form of payment may subject us to exchange risk and additional tax and regulatory requirements.

We currently plan to accept Bitcoin and Ethereum, as a form of payment for purchases on the Platform, in which case we would be subject to additional regulatory requirements. We do not currently plan to accept any other cryptocurrencies as a form of payment.

Cryptocurrencies are not currently considered legal tender or backed by any government. The prices of digital assets have been in the past and may continue to be highly volatile, including as a result of various associated risks and uncertainties. For example, the prevalence of such assets is a relatively recent trend, and their long-term adoption by investors, consumers and businesses is unpredictable. Moreover, their lack of a physical form, their reliance on technology for their creation, existence and transactional validation and their decentralization may subject their integrity to the threat of malicious attacks and technological obsolescence. As intangible assets without centralized issuers or governing bodies, digital assets have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities, as well as human errors or computer malfunctions that may result in the loss or destruction of private keys needed to access such assets.

We will not accept such cryptocurrency payments directly, but plan to use a third-party vendor to accept and process any such cryptocurrency payments on our behalf. Such third-party vendor may then immediately convert the cryptocurrency into U.S. dollars so that we would receive payment in U.S. dollars. However, the regulatory environment covering the acceptance of cryptocurrencies is still evolving and the extent to which we would be responsible for any decrease in the value of such cryptocurrencies after the customer has tendered the funds but prior to its delivery to us in U.S. dollars has not been established.

We may also hold cryptocurrencies directly, and we have exchange rate risk in the amounts we hold as well as the risks that regulatory or other developments may adversely affect the value of the cryptocurrencies we hold. There is substantial uncertainty regarding legal and regulatory requirements relating to cryptocurrencies or transactions utilizing cryptocurrencies. These uncertainties, as well as potential accounting and tax issues, or other requirements relating to cryptocurrencies could have a material adverse effect on our business.

Furthermore, it is unclear the extent to which accepting Bitcoin and Ethereum would subject us to additional money laundering regulations, “Know Your Customer” (“KYC”) procedures or other laws or to additional taxation. If we fail to comply with prohibitions applicable to us, we could face regulatory or other enforcement actions and potential fines and other consequences.

We rely on third parties for certain aspects of our business, which creates additional risk.

We rely on third parties for certain aspects of our business, including payment service providers and digital wallets to process transactions. We may not manage to comply with our agreement with third parties or these third parties may refuse to process transactions adequately, may breach their agreements with us, may refuse to renew agreements on commercially reasonable terms, take actions that degrade the functionality of our services, impose additional costs, new licenses or other requirements on us, or give preferential treatment to competitive services or suffer outages in their systems, any of which could disrupt our operations and materially and adversely affect our business, financial condition and results of operations. Some third parties that provide services to us may have or gain market power and could increase their prices to us without competitive constraint. In addition, there can be no assurance that third parties that provide services directly to us will continue to do so on acceptable terms, or at all, or will not suffer from outages to their systems. If any third parties were to stop providing services to us on acceptable terms, we may be unable to find alternative providers in a timely and efficient manner and on acceptable terms, or at all, which could materially adversely affect our business, financial condition, and results of operations.

Our crypto assets may be subject to loss, damage, theft or restriction on access. Further, digital asset exchanges on which crypto assets trade are relatively new and largely unregulated, and thus may be exposed to fraud and failure. Incorrect or fraudulent cryptocurrency transactions may be irreversible.

We plan to use a third party payment service provider to process any transactions involving payment for our NFTs with digital currencies. In addition, we intend to purchase and hold MATIC, in increments as needed, solely for the purpose of paying the fees associated with minting our NFTs on the Polygon network. Our intention is to immediately convert all cryptocurrency received as payment to cash. In addition, we intend to hold only the minimal amount of MATIC required to interact with the blockchain as part of our core business of minting NFTs, and we do not intend to accept MATIC as a form of payment or to hold MATIC as a long term asset. We are currently in the process of selecting the right custodian for our crypto assets and do not have any custody arrangements. There is a risk that part or a portion or all of our crypto assets could be lost, stolen or destroyed. Crypto assets are stored in crypto asset sites commonly referred to as “wallets” which may be accessed to exchange a holder’s crypto assets. Access to our crypto assets could also be restricted by cybercrime (such as a denial of service attack) against a service at which we maintain a hosted wallet. We believe that our crypto assets will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal our crypto assets. Hackers or malicious actors may attempt to steal our crypto assets, such as by attacking such network source code, exchange miners, third-party platforms, storage locations or software, our general computer systems or networks, or by other means. Access to our crypto assets could also be restricted by natural events (such as an earthquake or flood) or human actions (such as a terrorist attack). Any of these events may adversely affect our operations and, consequently, our investments and profitability and we cannot guarantee that we will prevent loss, damage or theft, whether caused intentionally, accidentally or by act of God. The loss or destruction of a private key required to access our digital wallets may be irreversible and we may be denied access for all time to our crypto asset holdings. Our loss of access to our private keys or our experience of a data loss relating to our digital wallets could adversely affect our investments and assets.

It is possible that, through computer or human error, theft or criminal action, our crypto assets could be transferred in incorrect amounts or to unauthorized third parties or accounts. In general, Bitcoin transactions are irrevocable, and stolen or incorrectly transferred cryptocurrencies may be irretrievable, and we may have extremely limited or no effective means of recovering such Bitcoins.

Digital asset payment service providers and exchanges on which cryptocurrencies trade are relatively new and, in most cases, largely unregulated. Many digital asset payment service providers and/or exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, cryptocurrency payment service providers and/or exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. During 2022, a number of companies in the crypto industry have declared bankruptcy, including ore Scientific Inc., Celsius Network LLC (“Celsius”), Voyager Digital Ltd., Three Arrows Capital, BlockFi Lending LLC, and FTX Trading Ltd. (“FTX”). In June 2022, Celsius began pausing all withdrawals and transfers between accounts on its platform, and in July 2022, it filed for Chapter 11 bankruptcy protection. Further, in November 2022, FTX, one of the major cryptocurrency exchanges, also filed for Chapter 11 bankruptcy. Such bankruptcies have contributed, at least in part, to further price decreases in most crypto assets, a loss of confidence in the participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly, and other participants and entities in the digital asset industry have been, and may continue to be, negatively affected. These events have also negatively impacted the liquidity of the digital assets markets as certain entities affiliated with FTX engaged in significant trading activity.

We have not been directly impacted by any of the recent bankruptcies in the crypto asset space, as we have no contractual privity or relationship to the relevant parties. However, we are dependent on the overall crypto assets industry with respect to any transactions involving payment for our NFTs with digital currencies and for the digital currencies needed by us to pay the fees associated with minting our NFTs, and such recent events may contribute, at least in part, to decreases and volatility to our stock price as well as the price of most crypto assets. If the liquidity of the digital assets markets continues to be negatively impacted, digital asset prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the digital asset markets may be further undermined. A perceived lack of stability in the digital asset market and the closure or temporary shutdown of digital asset payment service providers and/or exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset payment service provider’s and/or exchange’s failure could adversely affect an investment in us.

We intend safeguard and keep private custodian our digital assets by utilizing storage solutions provided by a custodian, which will likely require multi-factor authentication. While we are confident in the security of our digital assets that will be held by our custodian, given the broader market conditions, there can be no assurance that other crypto asset market participants, including our custodian, will not ultimately be impacted by recent market events. If our custodian were to limit or halt services, we would need to find another custodian. While we have not been directly impacted by any of the recent bankruptcies in the crypto asset space as we had no contractual privity or relationship to the relevant parties, we are dependent on the overall industry perception tied to these recent bankruptcy events, and this may be reflected in our stock price as well as the price of Bitcoin and other crypto assets. We continue to monitor the digital assets industry as a whole, although these events are continuing to develop and it is not possible at this time to predict all of the risks stemming from these events that may result to us, our service providers, including digital asset payment service providers, custodians and wallets, our counterparties, and the broader industry as a whole.

Any of these events may adversely affect our operations and results of operations and, consequently, an investment in us.

If our current, or any of our future, custodians file for bankruptcy, crypto assets held in their custody could be determined to be property of a bankruptcy estate and we could be considered a general unsecured creditor thereof.

The treatment of bitcoins and other crypto assets held by custodians that file for bankruptcy protection is uncharted territory in U.S. Bankruptcy law. We cannot say with certainty whether bitcoins and other crypto assets held in custody by a bankrupt custodian would be treated as property of a bankruptcy estate and, accordingly, whether the owner of that bitcoin would be treated as a general unsecured creditor.

Malicious actors could manipulate distributed ledger networks and smart contract technology upon which digital assets rely and increase the vulnerability of the distributed ledger networks.

If a malicious actor, including a state-sponsored actor, is able to hack or otherwise exert unilateral control over a particular distributed ledger network, or the digital assets on such a network, that actor could attempt to divert assets from that distributed ledger or otherwise prevent the confirmation of transactions recorded on that distributed ledger.

Such an event could materially and adversely affect our business. Digital assets have been the subject of attempted manipulation by hackers to use them for malicious purposes. For example, misuses could occur if a malicious actor obtains a majority of the processing power controlling the digital asset validating activities and altering the distributed ledger on which digital asset transactions rely. Moreover, if the award for solving transaction blocks for a particular digital asset declines, and transaction fees are not sufficiently high, the incentive to continue validating distributed ledger transactions would decrease and could lead to a stoppage of validation activities. The collective processing power of that distributed ledger would be reduced, which would adversely affect the confirmation process for transactions by decreasing the speed of the adaptation and adjustment in the difficulty for transaction block solutions. Such slower adjustments would make the distributed ledger network more vulnerable to malicious actors’ obtaining control of the processing power over distributed ledger network processing.

The network contributors for certain Digital Assets could propose amendments to the network protocols and software for Digital Assets that, if accepted and authorized by the network for the Digital Assets, could adversely affect the Platform.

The networks for certain digital assets are based on a protocol governing the peer-to-peer interactions between computers connected to each other within that network. The development team for a network (if any) might propose and implement amendments to a network’s source code through software upgrades altering the original protocol, including fundamental ideas such as the irreversibility of transactions and limitations on the validation of blockchain software distributed ledgers. Such changes to original protocols and software could materially and adversely affect our business.

We currently support, and expect to continue to support, certain smart contract-based crypto assets. If the underlying smart contracts for these crypto assets do not operate as expected, they could lose value and our business could be adversely affected.

We currently support, and expect to continue to support, various crypto assets that represent units of value on smart contracts deployed on a third party blockchain. Smart contracts are programs that store and transfer value and execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming and design can have damaging effects. For instance, in April 2018, a batch overflow bug was found in many Ethereum-based ERC20-compatible smart contract tokens that allows hackers to create a large number of smart contract tokens, causing multiple crypto asset platforms worldwide to shut down ERC20-compatible token trading. If any such vulnerabilities or flaws come to fruition, smart contract-based crypto assets, including those held by our customers on our platforms, may suffer negative publicity, be exposed to security vulnerabilities, decline significantly in value, and lose liquidity over a short period of time.

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users”. These users have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract. For smart contracts that hold a pool of reserves, these users may also be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the assets held by the smart contract in reserves. Even for crypto assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related crypto assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. These super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super-users or core community members take actions that adversely affects the smart contract, our customers who hold and transact in the affected crypto assets may experience decreased functionality and value of the applicable crypto assets, up to and including a total loss of the value of such crypto assets. Although we do not control these smart contracts, any such events could cause customers to seek damages against us for their losses, result in reputational damage to us, or in other ways adversely impact our business.

Acceptance and/or widespread use of digital assets is uncertain.

Currently, there is a relatively small use of digital assets in the retail and commercial marketplace for goods or services. In comparison, there is relatively large use by speculators contributing to price volatility.

The relative lack of acceptance of digital assets in the retail and commercial marketplace limits the ability of end-users to use them to pay for goods and services. Such lack of acceptance or decline in acceptances would have a material adverse effect on our ability to continue as a going concern or to pursue this segment at all, which would have a material adverse effect on our business, prospects or operations and potentially the value of any digital assets we hold or expect to acquire for our own account.

Incorrect or fraudulent cryptocurrency transactions may be irreversible.

Cryptocurrency transactions are irrevocable and stolen or incorrectly transferred cryptocurrencies may be irretrievable. As a result, any incorrectly executed or fraudulent cryptocurrency transactions, such as a result of a cybersecurity breach against our cryptocurrency holdings, could adversely affect our investments and assets. This is because cryptocurrency transactions are not, from an administrative perspective, reversible without the consent and active participation of the recipient of the cryptocurrencies from the transaction. Once a transaction has been verified and recorded in a block that is added to a blockchain, an incorrect transfer of a cryptocurrency or a theft thereof generally will not be reversible, and we may not have sufficient recourse to recover our losses from any such transfer or theft. Further, it is possible that, through computer or human error, or through theft or criminal action, our cryptocurrency rewards could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. If an errant or fraudulent transaction in our cryptocurrency holdings were to occur, we would have very limited means of seeking to reverse the transaction or seek recourse. To the extent that we are unable to recover our losses from such action, error or theft, such events could have a material adverse effect on our business.

Because there has been limited precedent set for financial accounting for digital assets, the determinations that we have made for how to account for digital assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting for digital assets and related revenue recognition and no official guidance has yet been provided by the Financial Accounting Standards Board or the SEC, it is unclear how companies may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change the accounting methods we currently intend to employ in respect of our anticipated revenues and assets and restate any financial statements produced based on those methods. Such a restatement could adversely affect our business, prospects, financial condition, and results of operation.

Banks and financial institutions may not provide banking services, or may cut off services, to businesses that provide cryptocurrency-related services or that accept cryptocurrencies as payment.

A number of companies that provide cryptocurrency-related services have been unable to find banks or financial institutions that are willing to provide them with bank accounts and other services. Similarly, a number of companies and individuals or businesses associated with cryptocurrencies may have had and may continue to have their existing bank accounts closed or services discontinued with financial institutions. We also may be unable to maintain these services for our business.

The difficulty that many businesses that provide cryptocurrency-related services have and may continue to have in finding banks and financial institutions willing to provide them services may decrease the usefulness of cryptocurrencies as a payment system and harm public perception of cryptocurrencies. Similarly, the usefulness of cryptocurrencies as a payment system and the public perception of cryptocurrencies could be damaged if banks or financial institutions were to close the accounts of businesses providing cryptocurrency-related services. This could occur as a result of compliance risk, cost, government regulation or public pressure. The risk applies to securities firms, clearance and settlement firms, national stock and commodities exchanges, the over the counter market and the Depository Trust Company. Such factors would have a material adverse effect on our business, prospects, financial condition, and operating results.

Regulatory changes or actions may restrict the use of digital assets in a manner that adversely affects an investment in us.

As digital assets have grown in popularity and in market size, the Federal Reserve Board, U.S. Congress and certain U.S. agencies (e.g., the CFTC, the Commission, FinCEN and the Federal Bureau of Investigation) have begun to examine digital assets. On March 9, 2022, President Biden signed an executive order on cryptocurrencies. While the executive order did not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability. Digital assets currently face an uncertain regulatory landscape in not only the United States but also in such foreign jurisdictions as the European Union and China. While certain governments such as Germany, have issued guidance as to how to treat cryptocurrencies, most regulatory bodies have not issued specific policy determinations. Future changes to existing regulations or entirely new regulations may affect our business in ways it is not presently possible for us to predict with any reasonable degree of reliability, but such change could be substantial and adverse to us and could adversely affect an investment in us.

Political or economic crises may motivate large-scale sales of crypto assets, which could result in a reduction in values of crypto assets and adversely affect an investment in us.

Geopolitical crises such as Russia’s recent invasion of Ukraine may motivate large-scale sales of crypto assets, which could rapidly decrease the price of crypto assets. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in crypto assets as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

Crypto assets, which are relatively new, are subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events, including the war in Ukraine or other crises which may arise in the future. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of crypto assets either globally or locally. Large-scale sales of crypto assets would result in a reduction in cryptocurrency values and could adversely affect an investment in us.

We may lose our private key to our digital wallet, causing a loss of all of our digital assets.

Digital assets, such as cryptocurrencies and NFTs, are stored in a so-called “digital wallet”, which may be accessed to exchange a holder’s digital assets, and is controllable by the processor of both the public key and the private key relating to this digital wallet in which the digital assets are held, both of which are unique. We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets, which are stored in the possession of certain of our officers. If the private key is lost, destroyed, or otherwise compromised, we may be unable to access our cryptocurrencies held in the related digital wallet which will essentially be lost. If the private key is acquired by a third party, then this third party may be able to gain access to our cryptocurrencies. Any loss of private keys relating to digital wallets used to store our cryptocurrencies could have a material adverse effect on our ability to continue as a going concern or could have a material adverse effect on our business, prospects, financial condition, and operating results.

Whether a particular NFT or other digital or “crypto” asset is a “security” is subject to a high degree of uncertainty, and if we are unable to properly characterize an NFT or other digital asset, we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

The SEC and its staff have taken the position that certain digital or “crypto” assets (which includes NFTs) fall within the definition of a “security” under the U.S. federal securities laws.

The classification of a digital asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer and sale of such assets. For example, a digital asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in digital assets that are securities in the United States may be subject to registration with the SEC as a “broker” or “dealer.”

Platforms that bring together purchasers and sellers to trade digital assets that are securities in the United States are generally subject to registration as national securities exchanges, or must qualify for an exemption, such as by being operated by a registered broker-dealer as an alternative trading system (“ATS”) in compliance with rules for ATSs.

We will have policies and processes to analyze whether each NFT that we sell on the Platform could be deemed to be a “security” under applicable laws. Our policies and processes do not constitute a legal standard but rather represent our company-developed model, which permits us to make a risk-based assessment regarding the likelihood that a particular NFT could be deemed a “security” under applicable laws. Regardless of our conclusions, they are not binding on regulators or courts and we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court were to determine that an NFT posted and sold on the Platform is a “security” under applicable laws. Because the Platform is not registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of NFTs on the Platform, we only permit posting on the Platform of our own NFTs for which we determine there are reasonably strong arguments to conclude that the NFT is not a security. We believe that our process reflects a comprehensive and thoughtful analysis and is reasonably designed to facilitate consistent application of available legal guidance to digital assets to facilitate informed risk-based business judgment. However, we recognize that the application of securities laws to the specific facts and circumstances of digital assets may be complex and subject to change, and that a posting determination does not guarantee any conclusion under the U.S. federal securities laws. We expect our risk assessment policies and to continuously evolve to take into account case law, facts, and developments in technology.

There can be no assurances that we will properly characterize any given NFT as a security or non-security for purposes of determining whether the Platform will allow the posting of such NFT, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, state or foreign regulatory authority, or a court were to determine that NFTs offered or sold on the Platform are securities, we would not be able to offer such NFTs until we are able to do so in a compliant manner. A determination by the SEC, a state or foreign regulatory authority, or a court that an NFT sold on our Platform was a security may also result in us determining that it is advisable to remove NFTs from the Platform that have similar characteristics to the NFT that was determined to be a security. In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the NFT in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines, and disgorgement, criminal liability, and reputational harm. Customers that purchased such NFTs on the Platform and suffered losses could also seek to rescind a transaction that we facilitated as the basis that it was conducted in violation of applicable law, which could subject us to significant liability.

Risks Related to Regulatory Changes

Changes in our tax rates or exposure to additional tax liabilities, and changes to tax laws and interpretations of tax laws could adversely affect our earnings and financial condition.

We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment will be required to determine our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate is based in part on our corporate operating structure and the manner in which we operate our business and develop, value and use our intellectual property. Taxing authorities in jurisdictions in which we operate may challenge and audit our methodologies for calculating our income taxes, which could increase our effective income tax rate and have an adverse impact on our results of operations and cash flows. In addition, our provision for income taxes is materially affected by our profit levels, changes in our business, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in the valuation of our deferred tax assets and liabilities, or changes in applicable tax laws or interpretations of existing income and withholding tax laws, as well as other factors. For example, the outcome of future guidance related to the U.S. Tax Act could cause us to change our analysis and materially impact our previous estimates and consolidated financial statements.

In addition, changes to U.S. federal, state or international tax laws or their applicability to corporate multinationals in the countries in which we do business may affect our effective tax rates and cash taxes, cause us to change the way in which we structure our business and resulted in other costs. Our effective tax rate also could be adversely affected by changes in our valuation allowances for deferred tax assets. Actual financial results also may differ materially from our current estimates and could have a material impact on our assessment of the valuation allowance.

The Platform may be subject to regulation by financial regulators.

NFTs, in general, and the Platform may also be subject to regulations of the Financial Crimes Enforcement Network (“FinCEN”) of the U.S. Department of Treasury and the Bank Secrecy Act. Further, the Office of Foreign Assets Controls (“OFAC”) has signaled sanctions could apply to digital transactions and has pursued enforcement actions involving cryptocurrencies and digital asset accounts. The nature of many NFT transactions also involve circumstances which present higher risks for potential violations, such as anonymity, subjective valuation, use of intermediaries, lack of transparency, and decentralization associated with blockchain technology. In addition, the Commodity Futures Trading Commission has stated that cryptocurrencies, with which NFTs have some similarities, fall within the definition of “commodities.” If NFTs were deemed to be a commodity, NFT transactions could be subject to prohibitions on deceptive and manipulative trading or restrictions on manner of trading (e.g., on a registered derivatives exchange), depending on how the transaction is conducted. Moreover, if NFTs were deemed to be a “security”, it could raise federal and state securities law implications, including exemption or registration requirements for marketplaces for NFT transactions, sellers of NFTs, and the NFT transactions themselves, as well as liability issues, such as insider trading or material omissions or misstatements, among others. NFT transactions may also be subject to laws governing virtual currency or money transmission. For example, New York has legislation regarding the operation of virtual currency businesses. NFT transactions also raise issues regarding compliance with laws of foreign jurisdictions, many of which present complex compliance issues and may conflict with one another. Our launch and operation of the Platform (including our facilitation of transactions in Ether, a cryptocurrency, in connection therewith) expose us to the foregoing risks, among others, any of which could materially and adversely affect the success of the Platform and harm our business, financial condition, results of operations, reputation, and prospects.

Our facilitation of transactions in cryptocurrencies such as Ether on the Platform exposes us to risks under U.S. and foreign tax laws.

Although under U.S. federal tax laws, cryptocurrencies are currently considered property versus currency, we are obligated to report transactions involving cryptocurrencies in U.S. dollars and must determine their fair market value on each transaction date. The U.S. federal taxing authorities have issued limited guidance on cryptocurrency transactions. The current guidance treats the use of cryptocurrency to purchase a NFT as a taxable disposition of the cryptocurrency, which subjects the holder to taxable gain that such holder must report for federal and state tax purposes. Similarly, a seller of a NFT is subject to tax on the sale of the NFT. Congress is currently proposing legislation that could require us to report such transactions to the IRS. Our failure to accurately record or report the cryptocurrency and NFT sales transacted through the Platform, or held by us, would expose us to adverse tax consequences, penalties, and interest. Moreover, the IRS, in connection with audits of cryptocurrency exchanges, has successfully sued to obtain account holder transaction and tax information. The applicability of tax laws in the United States and foreign jurisdictions with respect to cryptocurrency and NFTs will continue to evolve. This uncertainty increases the risk of non-compliance with tax laws, which in turn could result in adverse tax consequences, penalties, investigations or audits, litigation, account holder lawsuits, or the need to revise or restate our financial statements and associated consequences therewith, among other things. Any of the foregoing could materially and adversely affect our business, financial condition, results of operations, reputation, and prospects.

Government regulations applicable to us may negatively impact our business.

We are a global company subject to various and complex laws and regulations domestically and internationally, including laws and regulations related to consumer protection, protection of minors, content, advertising, localization, information security, intellectual property, competition and taxation, among others. Many of these laws and regulations are continuously evolving and developing, and the application to, and impact on, us is uncertain. For example, the World Health Organization recently included “gaming disorder” in the 11th Revision of the International Classification of Diseases, prompting discussion and consideration of legislation and policies aimed at mitigating the risk of overuse of, and overspending within, video games. These laws could harm our business by limiting the products and services we can offer consumers or the manner in which we offer them. The costs of compliance with these laws may increase in the future as a result of changes in applicable laws or changes to interpretation. Any failure on our part to comply with these laws or the application of these laws in an unanticipated manner may harm our business and result in penalties or significant legal liability.

Certain of our business models will be subject to new laws or regulations or evolving interpretations and application of existing laws and regulations, including those related to gambling. The growth and development of electronic commerce, virtual items and virtual currency has prompted calls for new laws and regulations and resulted in the application of existing laws or regulations that have limited or restricted the sale of our products and services in certain territories. New laws — each of which could vary significantly across jurisdictions — could subject us to additional regulation and oversight, cause us to further limit or restrict the sale of our products and services or otherwise impact our products and services, lessen the engagement with, and growth of, profitable business models, and expose us to increased compliance costs, significant liability, fines, penalties and harm to our reputation and brand.

We may be subject to laws in certain foreign countries, and adhere to industry standards in the United States, that mandate rating requirements or set other restrictions on the advertisement or distribution of interactive entertainment software based on content. In addition, certain foreign countries allow government censorship of interactive entertainment software products. Adoption of ratings systems, censorship or restrictions on distribution of interactive entertainment software based on content could harm our business by limiting the products we are able to offer to our consumers. In addition, compliance with new and possibly inconsistent regulations for different territories could be costly, delay or prevent the release of our products in those territories.

Our Platform may not be successful and may expose us to legal, regulatory, and other risks. Given the nascent and evolving nature of cryptocurrencies, NFTs, and our Platform, we may be unable to accurately anticipate or adequately address such risks or the potential impact of such risks. The occurrence of any such risks could materially and adversely affect our business, financial condition, results of operations, reputation, and prospects.

As the market for NFTs and cryptocurrencies is relatively nascent, it is difficult to predict how the legal and regulatory framework around NFTs and cryptocurrencies will develop and how such developments will impact our business and our Platform. The future legal status of NFTs and cryptocurrencies under state and federal laws (including without limitation, securities, banking, and commodities laws) is highly uncertain and unresolved. As a result of the uncertain legal status of crypto assets, we may have legal exposure for our failure to adequately comply with legal regimes. In addition governmental agencies may seek to apply laws to our business that we believe are inapplicable, and may seek sanctions relating to our alleged failure to comply with those laws. There is regulatory uncertainty with respect to whether certain NFTs and cryptocurrencies could be considered securities. If NFTs sold on our Platform or any cryptocurrencies exchanged for purposes of payment or minting of NFTs on our Platform were deemed to be a “security”, we may be in violation of securities laws for engaging in transactions regarding the sale of unregistered securities. Such a determination could lead to an enforcement action by the SEC and result in fines and other penalties and have a negative impact on our business.

Additionally, if either the NFTs we sell or the Bitcoin, Ethereum, or MATIC tokens we may acquire or hold at any time are deemed to be a “security” we may also be subject to regulations of FinCEN of the U.S. Department of Treasury and the Bank Secrecy Act. Further, OFAC has signaled that sanctions could apply to digital transactions and has pursued enforcement actions involving cryptocurrencies and digital asset accounts. This could expose us to future allegations of violations of the Bank Secrecy Act, including any applicable KYC and Anti-Money Laundering laws and regulations (“AML”), or sanctions compliance obligations among others. In addition governmental agencies may seek to apply laws to our business that we believe are inapplicable, and may seek sanctions relating to our alleged failure to comply with those laws which would negatively impact our business.

Our launch and operation of the Platform potentially exposes us to the foregoing risks, among others, any of which could materially and adversely affect the success of our Platform and harm our business, financial condition, results of operations, reputation, and prospects. If we fail to accurately anticipate or manage the risks associated with our NFTs or with our facilitation of crypto asset transactions, or if we directly or indirectly become subject to disputes, liability, or other legal or regulatory issues in connection with the operation of our business and Platform, we may not be successful and our business, financial condition, results of operations, reputation, and prospects could be expected to be materially adversely affected.

Risks Related to Our Common Stock

The market prices and trading volume of our shares of common stock may experience rapid and substantial price volatility which could cause purchasers of our common stock to incur substantial losses.

Recently, the market prices and trading volume of shares of common stock of other small publicly traded with a limited number of shares available to purchasers, have experienced rapid and substantial price volatility unrelated to the financial performance of those companies. Similarly, shares of our common stock may experience similar rapid and substantial price volatility unrelated to our financial performance, which could cause purchasers of our common stock to incur substantial losses, which may be unpredictable and not bear any relationship to our business and financial performance. Extreme fluctuations in the market price of our common stock may occur in response to strong and atypical retail investor interest, including on social media and online forums, the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors.

If there is extreme market volatility and trading patterns in our common stock, it may create several risks for investors, including the following:

●	the market price of our common stock may experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals;

●	if our future market capitalization reflects trading dynamics unrelated to our financial performance or prospects, purchasers of our common stock could incur substantial losses as prices decline once the level of market volatility has abated;

●	if the future market price of our common stock declines, purchasers may be unable to resell your shares at or above the price at which you acquired them. We cannot assure you that the market of our common stock will not fluctuate or decline significantly in the future, in which case you could incur substantial losses.

Further, we may incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of common stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our common stock or result in fluctuations in the price or trading volume of our common stock, including:

●	actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;

●	our current inability to pay dividends or other distributions;

●	publication of research reports by analysts or others about us or cryptocurrency including the NFT industry which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;

●	changes in market valuations of similar companies;

●	market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;

●	additions or departures of key personnel;

●	actions by institutional or significant stockholders;

●	short interest in our stock and the market response to such short interest;

●	the dramatic increase in the number of individual holders of our stock and their participation in social media platforms targeted at speculative investing;

●	speculation in the press or investment community about our company or industry;

●	strategic actions by us or our competitors, such as acquisitions or other investments;

●	legislative, administrative, regulatory or other actions affecting our business, our industry, including positions taken by the Internal Revenue Service (“IRS”);

●	investigations, proceedings, or litigation that involve or affect us;

●	the occurrence of any of the other risk factors included in this Registration Statement on Form S-1; and

●	general market and economic conditions.

The price of our securities may fluctuate substantially.

You should consider an investment in our securities to be risky, and you should invest in our securities only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our Common Stock to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, are:

●	sale of our Common Stock by our shareholders, executives, and directors;

●	volatility and limitations in trading volumes of our shares of Common Stock;

●	our ability to obtain financing;

●	the timing and success of introductions of new products by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;

●	our ability to attract new customers;

●	changes in our capital structure or dividend policy, future issuances of securities, sales of large blocks of Common Stock by our shareholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter into new markets or develop new products;

●	reputational issues;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	analyst research reports, recommendation and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of our control.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our Common Stock could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Our ability to have our securities traded on the NASDAQ is subject to us meeting applicable listing criteria.

Our Common Stock has been approved for listing on the NASDAQ, a national securities exchange. The NASDAQ requires companies desiring to list their common stock to meet certain listing criteria including total number of shareholders, minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from maintaining the listing of our Common Stock on the NASDAQ. In the event we are unable to have our shares traded on NASDAQ, our Common Stock could potentially trade on the OTCQX or the OTCQB, each of which is generally considered less liquid and more volatile than the NASDAQ. Our failure to maintain a listing on the NASDAQ could make it more difficult for you to trade our shares, could prevent our Common Stock trading on a frequent and liquid basis and could result in the value of our Common Stock being less than it would be if we were able to list our shares on the NASDAQ.

We may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;

●	unanticipated costs or liabilities associated with the acquisition;

●	difficulty integrating the accounting systems, operations, and personnel of the acquired business;

●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

●	difficulty converting the customers of the acquired business onto the Platform and contract terms, including disparities in the revenue, licensing, support, or professional services model of the acquired company;

●	diversion of management’s attention from other business concerns;

●	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

●	the potential loss of key employees;

●	use of resources that are needed in other parts of our business; and

●	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

If research analysts do not publish research about our business or if they issue unfavorable commentary or downgrade our Common Stock, our securities’ price and trading volume could decline.

The trading market for our securities may depend in part on the research and reports that research analysts publish about us and our business. If we do not maintain adequate research coverage, or if any of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, the price of our Common Stock could decline. If one or more of our research analysts ceases to cover our business or fails to publish reports on us regularly, demand for our securities could decrease, which could cause the price of our Common Stock or trading volume to decline.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over inflation, energy costs, geopolitical issues, the U.S. mortgage market and a declining real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth going forward, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

The ability of a stockholder to recover all or any portion of such stockholder’s investment in the event of a dissolution or termination may be limited.

In the event of a dissolution or termination of the Company, the proceeds realized from the liquidation of the assets of the Company, or such subsidiaries will be distributed among the stockholders, but only after the satisfaction of the claims of third-party creditors of the Company. The ability of a stockholder to recover all or any portion of such stockholder’s investment under such circumstances will, accordingly, depend on the amount of net proceeds realized from such liquidation and the amount of claims to be satisfied therefrom. There can be no assurance that the Company will recognize gains on such liquidation, nor is there any assurance that Common Stock holders will receive a distribution in such a case.

We do not intend to pay cash dividends on our shares of Common Stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to shareholders will therefore be limited to the increase, if any, of our share price.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between the Company and its stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers or employees.

Our Certificate of Incorporation provides that unless the Company consents in writing to the selection of an alternative forum, the State of Delaware is the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim against the Company, its directors, officers or employees arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or our Certificate of Incorporation or the Company’s Bylaws, or (iv) any action asserting a claim against the Company, its directors, officers, employees or agents governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce or determine the validity of the Company’s Certificate of Incorporation or Bylaws. This exclusive forum provision would not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. However, our Certificate of Incorporation contain a federal forum provision which provides that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Corporation are deemed to have notice of and consented to this provision. As this provision applies to Securities Act claims, there may be uncertainty whether a court would enforce such a provision.

These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or its directors, officers or other employees, which may discourage such lawsuits against the Company and its directors, officers and other employees. Alternatively, if a court were to find our choice of forum provisions contained in either our Certificate of Incorporation or Bylaws to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions, which could harm its business, results of operations, and financial condition.

We are an “emerging growth company” and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have elected to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we have elected to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company, we will incur significant additional legal, accounting and other expenses that we did not incur as a privately company. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

If we fail to comply with the rules under Sarbanes-Oxley related to accounting controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal control and accounting procedures, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal control, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock could drop significantly.

Changes in our tax rates or exposure to additional tax liabilities, and changes to tax laws and interpretations of tax laws could adversely affect our earnings and financial condition.

We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment will be required to determine our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate is based in part on our corporate operating structure and the manner in which we operate our business and develop, value and use our intellectual property. Taxing authorities in jurisdictions in which we operate may challenge and audit our methodologies for calculating our income taxes, which could increase our effective income tax rate and have an adverse impact on our results of operations and cash flows. In addition, our provision for income taxes is materially affected by our profit levels, changes in our business, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in the valuation of our deferred tax assets and liabilities, or changes in applicable tax laws or interpretations of existing income and withholding tax laws, as well as other factors. For example, the outcome of future guidance related to the U.S. Tax Act could cause us to change our analysis and materially impact our previous estimates and consolidated financial statements.

In addition, changes to U.S. federal, state, or international tax laws or their applicability to corporate multinationals in the countries in which we do business may affect our effective tax rates and cash taxes, cause us to change the way in which we structure our business and resulted in other costs. Our effective tax rate also could be adversely affected by changes in our valuation allowances for deferred tax assets. Actual financial results also may differ materially from our current estimates and could have a material impact on our assessment of the valuation allowance.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our directors, executive officers, and each of our stockholders who owned greater than 5% of our outstanding Common Stock beneficially, as of March 29, 2023, own approximately 24.01% of our Common Stock. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests.

Our Certificate of Incorporation, our Bylaws, and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline. Our Certificate of Incorporation, Bylaws and Delaware law contain provisions that could discourage, delay or prevent a third party from acquiring us, even if doing so may be beneficial to our stockholders. In addition, these provisions could limit the price investors would be willing to pay in the future for shares of our Common Stock.

Certain provisions of our certificate of incorporation and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in stockholders’ interest.

Our certificate of incorporation and the Delaware General Corporation Law contain certain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of our stockholders. We also are subject to the anti-takeover provisions of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” unless the business combination is approved in a prescribed manner and prohibits the voting of shares held by persons acquiring certain numbers of shares without obtaining requisite approval. The statutes and our certificate of incorporation have the effect of making it more difficult to effect a change in control of our Company.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not obtain or retain a listing on the Nasdaq Capital Market or if the price of our Common Stock falls below $5.00, our Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements would likely have the effect of reducing the trading activity in the secondary market for our Common Stock, and therefore stockholders may have difficulty selling their shares.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, Inc. (“FINRA”), has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. The FINRA requirements may make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in our Common Stock. As a result, fewer broker-dealers may be willing to make a market in our Common Stock, reducing a stockholder’s ability to resell shares, as well as overall liquidity, of our Common Stock.

We may be considered a smaller reporting company and will be exempt from certain disclosure requirements, which could make our Common Stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act, defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act of 1933, as amended (“Securities Act”), or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float was zero, had annual revenues of less than $100.0 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we would not be required and may not include a Compensation Discussion and Analysis section in our proxy statements; we would provide only two years of financial statements; and we would not need to provide the table of selected financial data. We also would have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our Common Stock less attractive to potential investors, and also could make it more difficult for our stockholders to sell their shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 101 Eisenhower Parkway, Suite 300, Roseland, New Jersey 07068. We pay $49 per month to rent such space on a month-to-month lease basis. We believe that our current office space will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “NFTG.”

Shareholders

As of March 29, 2023, we had 40 shareholders of record. This does not include shares held in the name of a broker, bank, or other nominees (typically referred to as being held in “street name”).

Use of Proceeds from Registered Offering

On February 17, 2023, we completed the initial public offering, or IPO, of our common stock pursuant to which we issued and sold 1,686,747 shares of our common stock at a price to the public of $4.15 per share. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (Registration No. 333-267879), which was declared effective by the SEC on February 14, 2023. We received net proceeds of approximately $5.9 million, after deducting underwriting discounts and commissions and offering expenses borne by us. None of the expenses incurred by us were direct or indirect payments to any of (i) our directors or officers or their associates, (ii) persons owning 10% or more of our common stock, or (iii) our affiliates. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on February 14, 2023 pursuant to Rule 424(b)(4). Laidlaw & Co. (UK) Ltd. (“Laidlaw”) acted as sole book-running manager for the offering. The offering commenced on February 14, 2023 and did not terminate before all securities registered in the registration statement were sold.

Dividend Policy

We have never paid or declared any cash dividends on our common stock, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Unregistered Sales of Equity Securities

Not applicable.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and plan of operations together with “Summary Financial Data” and our financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

Overview

We are developing a gaming platform, called “Gaxos,” founded with a vision to develop, design, acquire, and manage conventional games and to combine these games with unconventional game mechanisms, such as the ability to create and mint unique in-game features, such as skins, characters, weapons, gear, levels, and virtual lands, in the form of non-fungible tokens, or “NFTs,” that will allow users to have unique experiences and more control over in-game assets.

We plan to initially launch our own proprietary games that are simple and fun to play, and that offer gamers the ability to mint their own affordable NFTs, with unique and exclusive features, that can be utilized across the network of games and platform that we plan to build.

NFTs are digital assets that can represent a unique real-world asset, such as art, music, in-game item or videos. NFTs are most commonly powered by smart contracts on the Ethereum blockchain. Ethereum is a decentralized blockchain platform that establishes a peer-to-peer network that securely executes and verifies application code, called smart contracts. “Smart contracts” is a term used to describe computer code that automatically executes all or parts of an agreement and is stored on a blockchain-based platform. In the case of in-game NFTs, these NFTs generally can be images, skins, virtual real estate, pets, or other items that can be owned and held in a digital or crypto wallet. A digital or crypto wallet is a software-based system that securely stores users’ cryptocurrency and NFTs and communicates with the blockchain. Currently, NFTs are being used to sell a wide range of virtual collectibles, including:

●	virtual sports trading cards and video clips;

●	music and album cover art;

●	art, memes or other digital images;

●	in-game assets; and

●	virtual real estate, fashion, and other real-world representations in the metaverse, a virtual-reality space in which users can interact with a computer-generated environment and other users.

Our goal is to develop a robust digital gaming platform, called “Gaxos,” that brings together gamers, developers and publishers, offering them the ability to augment their games and gaming experiences with unique and exclusive features, as well as the opportunity to earn rewards and participate in other opportunities. The Platform is intended to include a wide variety of games that span various genres, including role-playing (RPG/ARPG), sports, simulation, puzzles, action-adventures, shooters (FPS/TPS), battle arena, fighting, and other skill-based games.

We believe that the ability to mint and use NFTs in-game that are distinguishable and tamper-proof offers gamers more power over their asset and gamers the ability to have rare, unique and exciting experiences.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with GAAP and the requirements of the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include estimates of deferred tax valuation allowances.

Fair Value Measurements and Fair Value of Financial Instruments

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 820.

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, deferred offering costs, accounts payable, and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of December 31, 2022 and 2021.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On December 31, 2021, the Company had approximately $1,578,000 of cash in excess of FDIC limits of $250,000.

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles — Goodwill and Other. Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. The Company held no such indefinite-lived intangible assets as of December 31, 2022 and 2021.

Capitalized Software Costs

Costs incurred to develop internal-use software including game development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Through December 31, 2022, no development costs have been capitalized.

Intangible assets

Intangible assets, consisting of software and technology licenses, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life, less any impairment charges.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Revenue Recognition

The Company follows Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.

The Company plans to generate revenue from the following sources:

●	We plan to generate revenue from the sale of our in-game NFTs to our customers via our platform. Revenue generated from such sales, either directly as a sale of our in-game NFTs or indirectly as commission, will be recognized upon delivery of the in-game NFT to the customer which is when the Company completes its sole performance obligation. We will sell our in-game NFTs for a fixed US dollar price (USD). Through a third-party payment service provider, the customer will have the option to pay for the NFT by using digital currencies, which includes Bitcoin or Ethereum. If payment is made in digital currency, the customer will send the USD equivalent amount of the digital currency to our custodial wallet via a third-party payment service provider, and revenue will be recorded using the fixed US dollar transaction price charged for the NFT. Upon conversion of the digital currency to USD, we will recognize a gain or loss equal to the difference between the fixed USD transaction price that we charged, and the amount of USD received at the time of conversion. See Accounting for Digital Currencies and Other Digital Assets above. NFTs are automatically delivered to the customer via smart contract at the time of sale or minting. As it is a simultaneous process, our performance obligation has been met in accordance with ASC 606 upon the customer remitting payment for the NFT. In the unlikely case of force majeure and the NFT has not been delivered, we will recognize a contract liability until such time that the performance obligation has been met. Fees incurred by us, including network fees, will be netted against such NFT revenues. Accordingly, NFT revenues will be reflected net of the related expenses.

●	The Company plans to generate revenue from advertising fees paid by game advertisers, developers, hardware companies, or other strategic partners to the Company for promotion on our platform. Revenues from these fees will be recognized ratably over the agreed upon advertising service period and upon delivery of agreed upon advertising services.

●	We plan to generate royalty revenues when a third party sells one of our NFTs on a third-party platform. We will recognize royalty revenue when it is probable that we will collect the royalty fee owed which is typically when we receive notification from the third-party platform that an NFT has been sold. In the instance where the Company will receive royalty payments when a customer disposes of an in-game NFT in the secondary market on a third-party platform or any other payment that is not in fiat currency, the Company will recognize the revenue in accordance with ASC 606-10-32-21, Noncash Consideration. Fair value of the non-cash consideration received shall be determined by using the quoted price for such non-cash consideration on the date of the transaction.

●	When a third-party publisher sells an NFT created using our platform via our smart contracts, we will receive a commission. Since they would use our same smart contract, the delivery and performance obligations are simultaneous with payment. We will recognize commission revenue upon delivery of the NFTs.

●	We will generate transaction fee revenues from our customers which shall equal the network fees charged by the Polygon blockchain at the time of minting. Fees incurred by us, including Polygon Network (MATIC) and other NFT transaction costs, will be netted against such transaction fee revenues and transaction fees revenue will be reflected net of the related expenses. Currently, transaction fees are negligible. Transaction fee revenues and related costs shall be recognized on the date of the respective transaction.

Each type of revenue source will be specifically identifiable and revenue shall be recognized based on our respective revenue recognition policy. We will not generate variable revenues under NFT contracts because our NFTs are priced in USD. All revenues generated by the Company shall be recognized in accordance with ASC Topic 606, “Revenue from Contracts with Customers.”

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor and outside development costs, software license fees, materials, and other allocated costs incurred.

Net Loss per Share

The Company computes net loss per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net income (loss) per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis.

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock outstanding for the period presented. Diluted loss per share is computed by dividing net loss attributable to common shareholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of December 31, 2022 and 2021, the Company did not have potentially dilutive common shares.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment and software necessary to conduct our operations on an as needed basis.

Results of Operations

Comparison of Our Results of Operations for the Year Ended December 31, 2022 and for the Period from October 27, 2021 (Inception) to December 31, 2021.

Revenue

During the year ended December 31, 2022 and for the period from October 27, 2021 (inception) to December 31, 2021, we did not generate any revenues from operations and we do not anticipate that we will generate revenue for the foreseeable future. Once we achieve a critical mass of users, we will offer new features and will charge fees in order to generate revenues from these added features.

Cost of revenues

During the year ended December 31, 2022 and for the period from October 27, 2021 (inception) to December 31, 2021, we incurred no cost of goods and services sold as we remain in developmental stages and did not generate any operational revenue.

Research and development fees

We enter into agreements with third-party developers that require us to make payments for game and software development services upon reaching the application development stage. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game title and software. During the preliminary project stage and prior to the application development stage of the product, we record any costs incurred by third-party developers as research and development expenses.

We will capitalize all development and production service payments to third-party developers as internal-use software development costs and licenses. For the years ended December 31, 2022 and 2021, we reported research and development fees of $824,523 and $6,810, respectively, an increase of approximately $817,713 primarily due to labor and outside development costs and software license fees, incurred in connection with the development of games and our platform. We expect research and development fees to increase in the future as development of games accelerates.

General and administrative fees

For the years ended December 31, 2022 and 2021, general and administrative expenses consisted of the following:

	For the Year Ended December 31, 2022	For the Period from October 27, 2021 (Inception) to December 31, 2021
Compensation and related benefit	$369,914	$-
Professional fees	164,495	-
Other general and administrative expenses	65,164	5,445
Total general and administrative expenses	$599,573	$5,445

Compensation and related benefits

During the year ended December 31, 2022 and for the period from October 27, 2021 (inception) to December 31, 2021, compensation and related benefits were $369,914 and $0, respectively, an increase of $369,914 attributable to the hiring of executive officers and employees beginning in February 2022.

Professional fees

During the year ended December 31, 2022 and for the period from October 27, 2021 (inception) to December 31, 2021, we incurred professional fees of $164,495 and $0, respectively, an increase of $164,495 primarily consisted of accounting fees of $59,439, legal fees of $50,857 and recruiting fees of $54,000 in connection with our IPO which was completed in February 2023.

Other general and administrative expenses

During the year ended December 31, 2022 and for the period from October 27, 2021 (inception) to December 31, 2021, we incurred general and administrative expenses of $65,164 and $5,445, respectively, an increase of $59,719 primarily consisting of advertising, computer expenses, travel, web and internet costs, insurance, amortization expense, and general offices expenses.

Loss from operations

During the year ended December 31, 2022 and for the period from October 27, 2021 (inception) to December 31, 2021, we reported a loss from operations of $1,424,096 and $12,255, respectively, an increase of $1,411,841 due to the increases in research and development and general and administrative expenses discussed above.

Other income

During the year ended December 31, 2022, we reported other income of $2,924 which consisted of interest income. We reported no other income for the period ended December 31, 2021.

Net Loss

During the year ended December 31, 2022 and for the period from October 27, 2021 (inception) to December 31, 2021, our net loss were $1,421,172, or a net loss per common share of $0.14 (basic and diluted) and $12,255, or a net per common share of $0.00 (basic and diluted), respectively, an increase of $1,408,917.

Liquidity, Capital Resources and Plan of Operations

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of December 31, 2022, we had approximately $679,781 in cash and an accumulated deficit of approximately $1.4 million.

Cash Flows from Operating Activities

For the year ended December 31, 2022, net cash used in operations was $1,260,425, which primarily resulted from our net loss of $1,421,172, adjusted for the add back of amortization expense of $4,189 and changes in operating asset and liabilities such as an increase in accounts payable of $148,761 and an increase in accrued expenses of $8,197, offset by a decrease of $400 in prepaid expenses and other current assets. For the period from October 27, 2021 (inception) through December 31, 2021, net cash used in operations was $3,519, which primarily resulted from our net loss of $12,255, partially offset by an increase in accounts payable of $6,250 and an increase in accrued expenses of $2,486.

Cash Flows from Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $62,836, which resulted from the execution of a software and patent license agreement. For the period from October 27, 2021 (inception) through December 31, 2021, there was no net cash used in investment activities.

Cash Flows from Financing Activities

For the year ended December 31, 2022, net cash used in financing activities was $75,099 and consisted of the payment of deferred offering costs, offset by proceeds from subscriptions receivable of $37,500. For the period from October 27, 2021 (inception) through December 31, 2021, net cash provided by financing activities was $2,081,660, which resulted primarily from a private placement offering in December 2021 in which we sold 3,199,798 shares of our common stock to accredited investors for aggregate net proceeds of $2,080,700 and shares of common stock issued to founders for gross proceeds of $960 for total proceeds of $2,081,660.

On February 17, 2023, we closed the IPO pursuant to which we issued 1,686,747 of our common stock for gross proceeds of approximately $7 million, after deducting underwriting discounts and commissions, and offering expenses, and net proceeds of $5.9 million.

Our ultimate success is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet our obligations on a timely basis. We will require significant amounts of capital to sustain operations, and we will need to make the investments we need to execute our longer-term business plan to support new technologies and help advance innovation. Absent generation of sufficient revenue from the execution of our long-term business plan, we will need to obtain debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from operations. Such additional debt or equity financing may not be available to us on favorable terms, if at all. We plan to pursue our plans with respect to the research and development of our products which will require resources beyond those that we currently have, ultimately requiring additional capital from third party sources. However, we believe the net proceeds received in the IPO that closed in February 2023 will be sufficient to meet our financial obligations for at least the next 12 months.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements, and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and results of its operations, the specific impact is not readily determinable as of the date of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Estimates

None.

Off-Balance Sheet Arrangements

For the years ended December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our consolidated financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-14, which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2022, our internal control over financial reporting was effective based on such criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” nor “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

MANAGEMENT

Executive Officers and Directors

The following table sets forth the name, age and position of each of our executive officers, key employees and directors.

Name	Age	Position(s)
Vadim Mats	39	Chief Executive Officer and Chairman
Steven A. Shorr	54	Chief Financial Officer
Adam Holzer	54	Director
Alex Kisin	34	Director
Scott Grayson	64	Director

Vadim Mats — Chief Executive Officer and Chairman

Vadim Mats has served as Chief Executive Officer and Chairman since October 2021. Mr. Mats was previously Chief Financial Officer of DatChat, Inc. (NSDQ: DATS) from July 2021 to January 2022 and supported the company’s successful IPO on the NASDAQ. From March 2018 to June 2021, Mr. Mats served as the Chief Financial Officer of Grand Private Equity, a fintech-focused family office. Mr. Mats is also the Founder and Partner of BespokeCFO, a finance and accounting advisory practice. From June 2010 to December 2016, Mr. Mats was Chief Financial Officer of a hedge fund based in New Jersey. Mr. Mats also served as the Assistant Controller at Eton Park Capital Management, LP, a multi-strategy fund, from July 2007 to December 2009. From June 2006 to July 2007, Mr. Mats was a Senior Fund Accountant at The Bank of New York Mellon. Mr. Mats holds a Master of Science degree in accounting and finance and a Bachelor’s Degree in Business Administration specializing in finance and investments from the Zicklin School of Business at Bernard Baruch College. Further, Mr. Mats is a CAIA © Charterholder and a Certified Public Accountant in the State of New York.

We believe that Mr. Mats is qualified to serve as a member of our board of directors due the perspective and experience he brings as our founder and Chief Executive Officer, his extensive experience in technology and finance companies and in the management of public companies.

Steven A. Shorr — Chief Financial Officer

Steven Shorr has served as our Chief Financial Officer since March 2022. Mr. Shorr is an accomplished accounting professional with over 30 years of experience. Since 2006, he has been Partner of Jubran, Shorr & Company, a tax, accounting, and advisory firm. In 2001, Mr. Shorr founded Steven Shorr CPA, an accounting and tax practice, operating until 2006. Prior to 2001, he served as the Controller of CounterPoint Capital Management, a New York-based hedge fund. Mr. Shorr has also previously worked for public accounting firms, Kenneth Leventhal & Company and Cavalcante & Company. Mr. Shorr earned his Bachelor of Arts degree in Accounting from Queens College and is a Certified Public Accountant in the State of New York.

Adam Holzer — Director

Adam Holzer has served as a director since March 2022. Mr. Holzer is an accomplished sales and marketing executive with leadership experience at large media and marketing organizations. Since 2019, he has served as Chief Executive Order of AJH Media & Sponsorship Consulting, an advisory media and sponsorship company for entertainment and sports companies. From 2017 to 2019, Mr. Holzer was Vice President of National Sales at Learfield, a collegiate sports marketing company. Prior to December 2017, he served as Senior Vice President of Media in the Americas at Lagardere Sports & Entertainment and as Sales Executive at FOX Sports Media Group. Mr. Holzer earned his Bachelor of Science in Marketing from the University of Maryland.

We believe that Mr. Holzer is qualified to serve as a member of our board of directors because of his extensive professional experience in senior leadership positions and marketing.

Alex Kisin — Director

Alex Kisin has served as a director since February 2023. Mr. Kisin is an experienced Account Executive with a demonstrated history of working in tech and startups. Since 2017, he has been the Regional Sales Manager at OwnBackup, an enterprise software company. Mr. Kisin earned his Bachelor of Arts degree in Sociology from Rutgers University and is skilled in sales, management, SaaS, business analytics, and business development.

We believe that Mr. Kisin is qualified to serve as a member of our board of directors because of his extensive professional experience in tech, startups and business development.

Scott A. Grayson — Director

Scott Grayson has served as a director since February 2023. Mr. Grayson is an accomplished senior sales executive with over 25 years of experience in establishing the vision and strategies necessary to be successful in the Financial Services software industry. Since November 2019, he has worked for Luxoft USA, Inc., a digital transformation services and software engineering firm providing bespoke IT solutions, as the Head of Alliances for North America then moved to the Head of Revenue for the banking, capital markets & insurance divisions at Luxoft USA, Inc in 2020. In 2019, Mr. Grayson was Head of Sales at AlphaPoint, a software company powering crypto exchanges worldwide. Prior to 2019, he served as Chief Sales Officer for R3, a leading provider of enterprise technology and services. Mr. Grayson has significant expertise in both on-premise and SaaS delivery models and is specially skilled at building sales organizations in both direct sales and partnership models while maintaining an entrepreneurial environment to creatively close business. He earned his Bachelor of Science degree in Accounting from Lehigh University.

We believe that Mr. Grayson is qualified to serve as a member of our board of directors because of his extensive professional experience in technology and financial services.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Arrangements between Officers and Directors

Except as set forth herein, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which the officer or director was selected to serve as an officer or director.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Board Committees

Our board of directors directs the management of our business and affairs, as provided by Delaware law, and conducts its business through meetings of the board of directors and its standing committees. We have a standing audit committee, compensation committee, and nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Audit Committee. The audit committee is appointed by the Board to assist the Board in its duty to oversee the Company’s accounting, financial reporting, and internal control functions and the audit of the Company’s financial statements. The role of the audit committee is to oversee management in the performance of its responsibility for the integrity of the Company’s accounting and financial reporting and its systems of internal controls, the performance and qualifications of the Company’s independent auditor, including the independent auditor’s independence, the performance of the Company’s internal audit function; and the Company’s compliance with legal and regulatory requirements.

Our audit committee consists of Scott A. Grayson, Alex Kisin, and Adam Holzer, with Mr. Grayson serving as chair. Our board of directors has affirmatively determined that each meets the definition of “independent director” under the rules of The Nasdaq Capital Market, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of Nasdaq rules. In addition, our board of directors has determined that Scott A. Grayson will qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors have adopted a written charter for the audit committee, which is available on our principal corporate website at www.nftgco.com.

Compensation Committee.    The compensation committee is responsible for reviewing and recommending, among other things:

●	the adequacy and form of compensation of the board;

●	the compensation of Chief Executive Officer, including base salary, incentive bonus, stock option and other grant, award and benefits upon hiring and on an annual basis;

●	the compensation of other senior management upon hiring and on an annual basis; and

●	the Company’s incentive compensation and other equity-based plans and recommending changes to such plans to our board of directors, when necessary.

Our compensation committee consists of Adam Holzer, Scott A. Grayson, and Alex Kisin, with Mr. Holzer serving as chair. Our board of directors have adopted a written charter for the compensation committee, which is available on our principal corporate website at www.nftgco.com.

Nominating and Corporate Governance Committee.    The nominating and corporate governance committee is responsible for, among other things:

●	developing criteria for membership on the board of directors and committees;

●	identifying individuals qualified to become members of the board of directors;

●	recommending persons to be nominated for election as directors and to each committee of the board of directors;

●	annually reviewing our corporate governance guidelines; and

●	monitoring and evaluating the performance of the board of directors and leading the board in an annual self-assessment of its practices and effectiveness.

Our nominating and corporate governance committee consists of Alex Kisin, Adam Holzer, and Scott A. Grayson, with Mr. Kisin serving as chair. Our board of directors will adopt a written charter for the nominating and corporate governance committee, which is available on our principal corporate website at www.nftgco.com.

Code of Business Code and Ethics Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code posted on our website, www.nftgco.com. In addition, we intend to post on our website all disclosures that are required by law or rules concerning any amendments to, or waivers from, any provision of the code.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2022, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and Chief Financial Officer, whose total compensation during such years exceeded $100,000. We refer to these officers as our “named executive officers.”

●	Vadim Mats, Chief Executive Officer

●	Steven Shorr, Chief Financial Officer

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vadim Mats,	2022	$158,654	$0	$0	$0	$0	$0	$0	$158,654
Chief Executive Officer	2021	$0	$0	$0	$0	$0	$0	$0	$0

Steven Shorr,	2022	$30,000	$0	$0	$0	$0	$0	$0	$30,000
Chief Financial Officer	2021	$0	$0	$0	$0	$0	$0	$0	$0

Outstanding Equity Awards at 2022 Fiscal Year-End

There were no outstanding equity awards held by our executive officers as of December 31, 2022.

Director Compensation

For the year ended December 31, 2022, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors.

Employment Agreements

Other than as set forth below, we do not currently have employment agreements with any of our officers or employees.

Vadim Mats Employment Agreement

On February 17, 2023, upon the consummation of the IPO, we entered into an employment agreement with Vadim Mats (the “Mats Employment Agreement”), pursuant to which he shall receive a base salary at the annual rate of $400,000 payable in equal installments in accordance with the Company’s standard payroll policies. Mr. Mats shall also receive stock options to purchase up to 200,000 shares of Common Stock under our 2022 Equity Incentive Plan. Mr. Mats shall also be eligible to receive an annual cash bonus in an amount up to 2x his then-current base salary. On February 17, 2023, and in connection with the consummation of the IPO, the Company issued 200,000 stock options to Mr. Mats.

Steven Shorr Employment Agreement

On March 23, 2022, we entered into an employment agreement with Steven Shorr, (the “Shorr Employment Agreement”), pursuant to which he shall receive a base salary at the annual rate of $60,000 payable in equal installments in accordance with the Company’s standard payroll policies. Mr. Shorr is also entitled to receive stock options to purchase up to 25,000 shares of Common Stock under our 2022 Equity Incentive Plan. On February 17, 2023, and in connection with the consummation of the IPO, the Company issued 25,000 stock options to Mr. Shorr.

2022 Equity Incentive Plan

The following is a summary of the material features of our 2022 Equity Incentive Plan (the “2022 Plan”). This summary is qualified in its entirety by the full text of the 2022 Plan, a copy of which has been filed as an exhibit to the Company’s registration statement on Form S-1 filed on February 8, 2023.

Authorized Shares

A total of 2,500,000 million shares of our Common Stock were originally reserved for issuance pursuant to the 2022 Plan. Our board of directors adopted the 2022 Plan on March 30, 2022.

Types of Awards

The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. Items described above in the Section called “Shares Available” are incorporated herein by reference.

Administration

The 2022 Plan will be administered by our board of directors, or if our board of directors does not administer the 2022 Plan, a committee or subcommittee of our board of directors that complies with the applicable requirements of Section 16 of the Exchange Act and any other applicable legal or stock exchange listing requirements (each of our board of directors or such committee or subcommittee, the “plan administrator”). The plan administrator may interpret the 2022 Plan and may prescribe, amend and rescind rules and make all other determinations necessary or desirable for the administration of the 2022 Plan, provided that, subject to the equitable adjustment provisions described below, the plan administrator will not have the authority to reprice or cancel and re-grant any award at a lower exercise, base or purchase price or cancel any award with an exercise, base or purchase price in exchange for cash, property or other awards without first obtaining the approval of our stockholders.

The 2022 Plan permits the plan administrator to select the eligible recipients who will receive awards, to determine the terms and conditions of those awards, including but not limited to the exercise price or other purchase price of an award, the number of shares of Common Stock or cash or other property subject to an award, the term of an award and the vesting schedule applicable to an award, and to amend the terms and conditions of outstanding awards.

Restricted Stock and Restricted Stock Units

Restricted stock and RSUs may be granted under the 2022 Plan. The plan administrator will determine the purchase price, vesting schedule and performance goals, if any, and any other conditions that apply to a grant of restricted stock and RSUs. If the restrictions, performance goals or other conditions determined by the plan administrator are not satisfied, the restricted stock and RSUs will be forfeited. Subject to the provisions of the 2022 Plan and the applicable award agreement, the plan administrator has the sole discretion to provide for the lapse of restrictions in instalments.

Unless the applicable award agreement provides otherwise, participants with restricted stock will generally have all of the rights of a stockholder; provided that dividends will only be paid if and when the underlying restricted stock vests. RSUs will not be entitled to dividends prior to vesting but may be entitled to receive dividend equivalents if the award agreement provides for them. The rights of participants granted restricted stock or RSUs upon the termination of employment or service to us will be set forth in the award agreement.

Options

Incentive stock options and non-statutory stock options may be granted under the 2022 Plan. An “incentive stock option” means an option intended to qualify for tax treatment applicable to incentive stock options under Section 422 of the Internal Revenue Code. A “non-statutory stock option” is an option that is not subject to statutory requirements and limitations required for certain tax advantages that are allowed under specific provisions of the Internal Revenue Code. A non-statutory stock option under the 2022 Plan is referred to for federal income tax purposes as a “non-qualified” stock option. Each option granted under the Plan will be designated as a non-qualified stock option or an incentive stock option. At the discretion of the administrator, incentive stock options may be granted only to our employees, employees of our “parent corporation” (as such term is defined in Section 424(e) of the Code) or employees of our subsidiaries.

The exercise period of an option may not exceed ten years from the date of grant and the exercise price may not be less than 100% of the fair market value of a share of Common Stock on the date the option is granted (110% of fair market value in the case of incentive stock options granted to ten percent stockholders). The exercise price for shares of Common Stock subject to an option may be paid in cash, or as determined by the administrator in its sole discretion, (i) through any cashless exercise procedure approved by the administrator (including the withholding of shares of Common Stock otherwise issuable upon exercise), (ii) by tendering unrestricted shares of Common Stock owned by the participant, (iii) with any other form of consideration approved by the administrator and permitted by applicable law or (iv) by any combination of these methods. The option holder will have no rights to dividends or distributions or other rights of a stockholder with respect to the shares of Common Stock subject to an option until the option holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.

In the event of a participant’s termination of employment or service, the participant may exercise his or her option (to the extent vested as of such date of termination) for such period of time as specified in his or her option agreement.

Stock Appreciation Rights

SARs may be granted either alone (a “free-standing SAR”) or in conjunction with all or part of any option granted under the 2022 Plan (a “tandem SAR”). A free-standing SAR will entitle its holder to receive, at the time of exercise, an amount per share up to the excess of the fair market value (at the date of exercise) of a share of Common Stock over the base price of the free-standing SAR (which shall be no less than 100% of the fair market value of the related shares of Common Stock on the date of grant) multiplied by the number of shares in respect of which the SAR is being exercised. A tandem SAR will entitle its holder to receive, at the time of exercise of the SAR and surrender of the applicable portion of the related option, an amount per share up to the excess of the fair market value (at the date of exercise) of a share of Common Stock over the exercise price of the related option multiplied by the number of shares in respect of which the SAR is being exercised. The exercise period of a free-standing SAR may not exceed ten years from the date of grant. The exercise period of a tandem SAR will also expire upon the expiration of its related option.

The holder of a SAR will have no rights to dividends or any other rights of a stockholder with respect to the shares of Common Stock subject to the SAR until the holder has given written notice of exercise and paid the exercise price and applicable withholding taxes.

In the event of an participant’s termination of employment or service, the holder of a SAR may exercise his or her SAR (to the extent vested as of such date of termination) for such period of time as specified in his or her SAR agreement.

Other Stock-Based Awards

The administrator may grant other stock-based awards under the 2022 Plan, valued in whole or in part by reference to, or otherwise based on, shares of Common Stock. The administrator will determine the terms and conditions of these awards, including the number of shares of Common Stock to be granted pursuant to each award, the manner in which the award will be settled, and the conditions to the vesting and payment of the award (including the achievement of performance goals). The rights of participants granted other stock-based awards upon the termination of employment or service to us will be set forth in the applicable award agreement. In the event that a bonus is granted in the form of shares of Common Stock, the shares of Common Stock constituting such bonus shall, as determined by the administrator, be evidenced in uncertificated form or by a book entry record or a certificate issued in the name of the participant to whom such grant was made and delivered to such participant as soon as practicable after the date on which such bonus is payable. Any dividend or dividend equivalent award issued hereunder shall be subject to the same restrictions, conditions and risks of forfeiture as apply to the underlying award.

Equitable Adjustment and Treatment of Outstanding Awards Upon a Change in Control

Equitable Adjustments.    In the event of a merger, consolidation, reclassification, recapitalization, spin-off, spin-out, repurchase, reorganization, special or extraordinary dividend or other extraordinary distribution (whether in the form of common shares, cash or other property), combination, exchange of shares, or other change in corporate structure affecting our Common Stock, an equitable substitution or proportionate adjustment shall be made in (i) the aggregate number and kind of securities reserved for issuance under the 2022 Plan, (ii) the kind and number of securities subject to, and the exercise price of, any outstanding options and SARs granted under the 2022 Plan, (iii) the kind, number and purchase price of shares of Common Stock, or the amount of cash or amount or type of property, subject to outstanding restricted stock, RSUs and other stock-based awards granted under the 2022 Plan and (iv) the terms and conditions of any outstanding awards (including any applicable performance targets). Equitable substitutions or adjustments other than those listed above may also be made as determined by the plan administrator. In addition, the plan administrator may terminate all outstanding awards for the payment of cash or in-kind consideration having an aggregate fair market value equal to the excess of the fair market value of the shares of Common Stock, cash or other property covered by such awards over the aggregate exercise price, if any, of such awards, but if the exercise price of any outstanding award is equal to or greater than the fair market value of the shares of Common Stock, cash or other property covered by such award, the plan administrator may cancel the award without the payment of any consideration to the participant. With respect to awards subject to foreign laws, adjustments will be made in compliance with applicable requirements. Except to the extent determined by the plan administrator, adjustments to incentive stock options will be made only to the extent not constituting a “modification” within the meaning of Section 424(h)(3) of the Code.

Change in Control.    The 2022 Plan provides that, unless otherwise determined by the plan administrator and evidenced in an award agreement, if a “change in control” (as defined below) occurs and a participant is employed by us or any of our affiliates immediately prior to the consummation of the change in control, then the plan administrator, in its sole and absolute discretion, may (i) provide that any unvested or unexercisable portion of an award carrying a right to exercise will become fully vested and exercisable; and (ii) cause the restrictions, deferral limitations, payment conditions and forfeiture conditions applicable to any award granted under the 2022 Plan to lapse, and the awards will be deemed fully vested and any performance conditions imposed with respect to such awards will be deemed to be fully achieved at target performance levels. The administrator shall have discretion in connection with such change in control to provide that all outstanding and unexercised options and SARs shall expire upon the consummation of such change in control.

For purposes of the 2022 Plan, a “change in control” means, in summary, the first to occur of the following events: (i) a person or entity becomes the beneficial owner of more than 50% of our voting power; (ii) an unapproved change in the majority membership of our board of directors; (iii) a merger or consolidation of us or any of our subsidiaries, other than (A) a merger or consolidation that results in our voting securities continuing to represent 50% or more of the combined voting power of the surviving entity or its parent and our board of directors immediately prior to the merger or consolidation continuing to represent at least a majority of the board of directors of the surviving entity or its parent or (B) a merger or consolidation effected to implement a recapitalization in which no person is or becomes the beneficial owner of our voting securities representing more than 50% of our combined voting power; or (iv) stockholder approval of a plan of our complete liquidation or dissolution or the consummation of an agreement for the sale or disposition of substantially all of our assets, other than (A) a sale or disposition to an entity, more than 50% of the combined voting power of which is owned by our stockholders in substantially the same proportions as their ownership of us immediately prior to such sale or (B) a sale or disposition to an entity controlled by our board of directors. However, a change in control will not be deemed to have occurred as a result of any transaction or series of integrated transactions following which our stockholders, immediately prior thereto, hold immediately afterward the same proportionate equity interests in the entity that owns all or substantially all of our assets.

Tax Withholding

Each participant will be required to make arrangements satisfactory to the plan administrator regarding payment of up to the maximum statutory tax rates in the participant’s applicable jurisdiction with respect to any award granted under the 2022 Plan, as determined by us. We have the right, to the extent permitted by applicable law, to deduct any such taxes from any payment of any kind otherwise due to the participant. With the approval of the plan administrator, the participant may satisfy the foregoing requirement by either electing to have us withhold from delivery of shares of Common Stock, cash or other property, as applicable, or by delivering already owned unrestricted shares of Common Stock, in each case, having a value not exceeding the applicable taxes to be withheld and applied to the tax obligations. We may also use any other method of obtaining the necessary payment or proceeds, as permitted by applicable law, to satisfy our withholding obligation with respect to any award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 29, 2023 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares(2)	Percentage
Directors and Named Executive Officers
Vadim Mats(3)	2,869,173	23.70%
Alex Kisin	37,594	*
Steven A. Shorr	-	-
Adam Holzer	-	-
Scott Grayson	-
All Directors and Officers as a group (5 persons)	2,906,767	24.01%
5% Stockholders

*	Represents beneficial ownership of less than 1%.

(1)	The address of each holder listed below, except as otherwise indicated, is 101 Eisenhower Parkway, Suite 300, Roseland, NJ, 07068.

(2)	The calculation in this column is based upon 12,104,601 shares of common stock outstanding on March 29, 2023. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 29, 2023 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Represents (i) 2,669,173 shares of common stock and (ii) 200,000 shares of common stock issuable upon exercise of options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	-	$-	-
Equity compensation plans not approved by security holder	-	-
Total	-	$-	2,500,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as described below and except for employment arrangements which are described under “Executive Compensation,” during the fiscal years ended December 31, 2022 and December 31, 2021, there have not been, nor are there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2022, and any of our directors, executive officers, holders of more than 5% of our Common Stock, or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

Related Person Transaction Policy

We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds the lesser of $120,000 or 1% of our total assets at year-end for our last two completed fiscal years. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our shareholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

Director Independence

The Nasdaq Stock Market LLC (“Nasdaq”) requires that a majority of our board of directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The board has determined that Adam Holzer, Alex Kisin and Scott Grayson are “independent”. Our board currently consists of three independent directors and one non-independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by D. Brooks and Associates CPAs, P.A. as described below:

	2022		2021
Audit Fees(1)		$28,538		$15,000
Audit Related Fees	$		$
Tax Fees	$		$
All Other Fees	$		$
Total		$28,538		$15,000

(1)	Audit Fees are paid for professional services rendered for the audit of the Company’s annual consolidated financial statements and reviews of the Company’s unaudited condensed consolidated financial statements.

Pre-Approval Policies and Procedures

Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by our Board of Directors before the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent registered public accounting firm and believe that the provision of services for activities unrelated to the audit is compatible with maintaining their respective independence.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID: 4048)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations – For the Year Ended December 31, 2022 and for the Period from October 27, 2021 (Inception) to December 31, 2021	F-4
Statements of Changes in Stockholders’ Equity – For the Year Ended December 31, 2022 and for the Period from October 27, 2021 (Inception) to December 31, 2021	F-5
Statements of Cash Flows – For the Year Ended December 31, 2022 and for the Period from October 27, 2021 (Inception) to December 31, 2021	F-6
Notes to Financial Statements	F-7 - F-15

The consolidated financial statements required by this Item are included beginning at page F-1.

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

The following documents are included as exhibits to this report.

Exhibit Number	Title of Document
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A Filed on February 8, 2023).
3.2	Certificate of Conversion (Incorporated by reference to Exhibit 3.2 to the Company’s S-1/A filed on February 8, 2023).
3.3	Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A Filed on February 8, 2023).
3.4*	Certificate of Amendment to Articles of Incorporation
3.5	Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on February 8, 2023).
4.1	Form of Underwriting Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s S-1/A filed on February 8, 2023).
4.2	Form of Representatives Warrant (Incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed on February 8, 2023).
4.3	Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on February 8, 2023.)
4.4	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed on February 8, 2023.)
10.1+	Executive Employment Agreement dated February 17, 2023, by and between the Company and Vadim Mats (Incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed on February 17, 2023.)
10.2+	Employment Agreement dated March 23, 2022, by and between the Company and Steven Shorr (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on February 8, 2023.)
10.3+	2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s S-1/A filed on February 8, 2023.)
10.4#	Software and License Agreement dated August 29, 2022, by and between the Company and Columbia University (Incorporated by reference to Exhibit 10.4 to the Company’s S-1/A filed on February 8, 2023.)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL

*	Filed herewith.
+	Indicates a management contract or any compensatory plan, contract or arrangement.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vadim Mats	Chief Executive Officer and Director	March 31, 2023
Vadim Mats	(Principal Executive Officer)

/s/ Steven Shorr	Chief Financial Officer	March 31, 2023
Steven Shorr	(Principal Financial and Accounting Officer)
/s/ Adam Holzer	Director	March 31, 2023
Adam Holzer
/s/ Alex Kisin	Director	March 31, 2023
Alex Kisin
/s/ Scott Grayson	Director	March 31, 2023
Scott Grayson

THE NFT GAMING COMPANY, INC.

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2022 and 2021

Page
Report of Independent Registered Public Accounting Firm (PCAOB Firm ID: 4048)	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations – For the Year Ended December 31, 2022 and for the Period from October 27, 2021 (Inception) to December 31, 2021	F-4
Statements of Changes in Stockholders’ Equity – For the Year Ended December 31, 2022 and for the Period from October 27, 2021 (Inception) to December 31, 2021	F-5
Statements of Cash Flows – For the Year Ended December 31, 2022 and for the Period from October 27, 2021 (Inception) to December 31, 2021	F-6
Notes to Financial Statements	F-7 - F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of The NFT Gaming Company, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of The NFT Gaming Company Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for year ended December 31, 2022 and the period from October 27, 2021 (Inception) to December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of The NFT Gaming Company Inc. as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from October 27, 2021 (Inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there were no critical audit matters.

We have served as the Company’s auditor since 2021.

Palm Beach Gardens, FL March 31, 2023

THE NFT GAMING COMPANY, INC.

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
CURRENT ASSETS:
Cash	$679,781	$2,078,141
Prepaid expenses and other current assets	400	-
Deferred offering costs	202,599	-

Total Current Assets	882,780	2,078,141

Intangible asset, net	58,647	-

TOTAL ASSETS	$941,427	$2,078,141

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$245,011	$6,250
Accrued expenses	10,683	2,486

Total Current Liabilities	255,694	8,736

Total Liabilities	255,694	8,736

Commitments (See Note 5)

STOCKHOLDERS’ EQUITY:
Preferred stock; par value $0.0001; 5,000,000 shares authorized;
No shares issued and outstanding on December 31, 2022 and 2021	-	-
Common stock; par value $0.0001: 50,000,000 shares authorized; 10,417,846 share issued and outstanding on December 31, 2022 and 2021	1,042	1,042
Additional paid-in capital	2,118,118	2,118,118
Subscriptions receivable	-	(37,500)
Accumulated deficit	(1,433,427)	(12,255)

Total Stockholders’ Equity	685,733	2,069,405

Total Liabilities and Stockholders’ Equity	$941,427	$2,078,141

See accompanying notes to financial statements.

THE NFT GAMING COMPANY, INC.

STATEMENTS OF OPERATIONS

		For the Period from
	For the Year Ended December 31,	October 27, 2021 (Inception) to December 31,
	2022	2021

REVENUES	$-	$-

OPERATING EXPENSES:
Research and development	824,523	6,810
General and administrative	599,573	5,445

Total Operating Expenses	1,424,096	12,255

LOSS FROM OPERATIONS	(1,424,096)	(12,255)

OTHER INCOME:
Interest income	2,924	-

NET LOSS	$(1,421,172)	$(12,255)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.14)	$(0.00)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	10,417,846	9,011,449

See accompanying notes to financial statements.

THE NFT GAMING COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM OCTOBER 27, 2021 (INCEPTION) TO DECEMBER 31, 2021

					Additional			Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Receivable	Deficit	Equity

Balance, October 27, 2021 (inception)	-	$-	-	$-	$-	$-	$-	$-

Common shares issued to founders for cash	-	-	7,218,048	722	238	-	-	960

Common shares issued for cash	-	-	3,199,798	320	2,117,880	(37,500)	-	2,080,700

Net loss	-	-	-	-	-	-	(12,255)	(12,255)

Balance, December 31, 2021	-	-	10,417,846	1,042	2,118,118	(37,500)	(12,255)	2,069,405

Proceeds from subscriptions receivable	-	-	-	-	-	37,500	-	37,500

Net loss	-	-	-	-	-	-	(1,421,172)	(1,421,172)

Balance, December 31, 2022	-	$-	10,417,846	$1,042	$2,118,118	$-	$(1,433,427)	$685,733

See accompanying notes to financial statements.

THE NFT GAMING COMPANY, INC.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from October 27, 2021 (Inception) to December 31,
	2022	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,421,172)	$(12,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	4,189	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(400)	-
Accounts payable	148,761	6,250
Accrued expenses	8,197	2,486

NET CASH USED IN OPERATING ACTIVITIES	(1,260,425)	(3,519)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible asset	(62,836)	-

NET CASH USED IN INVESTING ACTIVITIES	(62,836)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	2,081,660
Proceeds from subscriptions receivable	37,500	-
Payment of deferred offering costs	(112,599)	-

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(75,099)	2,081,660

NET (DECREASE) INCREASE IN CASH	(1,398,360)	2,078,141

CASH, beginning of year	2,078,141	-

CASH, end of year	$679,781	$2,078,141

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred offering costs in accounts payable	$90,000	$-
Common stock issued for subscription receivable	$-	$37,500

See accompanying notes to financial statements.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 1 – NATURE OF OPERATIONS

The NFT Gaming Company, Inc. (the “Company”) was incorporated in the state of Wyoming on October 27, 2021 (“Inception”). The Company develops, designs, acquires, and manages games that offer affordable non-fungible tokens (NFTs) for unique and exclusive features, rewards, and opportunities. In addition to developing proprietary games, the Company’s platform will onboard third-party game publishers and provide access to blockchain and NFT architecture, product experiences, exclusive content, and revenue opportunities.

On March 29, 2022, the Board of Directors of the Company approved, subject to shareholder approval, a Plan of Conversion, pursuant to which the Company will convert from a corporation incorporated under the laws of the State of Wyoming to a corporation incorporated under the laws of the State of Delaware (the “Reincorporation”), and such approval includes the adoption of the Certificate of Incorporation (the “Delaware Certificate”) and the Bylaws (the “Delaware Bylaws”) for the Company under the laws of the State of Delaware, under the name, “The NFT Gaming Company, Inc.,” to become effective with the effectiveness of the Reincorporation. On March 29, 2022, we received majority shareholder approval. On March 30, 2022, the Company completed the Reincorporation by filing the Delaware Certificate with the State of Delaware.

On September 7, 2022, a majority of the Company shareholders granted discretionary authority to the Company’s Board of Directors to amend the Company’s Certificate of Incorporation to effect one or more consolidations of the Company’s issued and outstanding shares of common stock, pursuant to which the shares of common stock would be combined and reclassified into on the basis of one share of common stock for each 1.33 shares of the Company’s common stock then issued and outstanding (the “Reverse Stock Split”).

On November 4, 2022, the Company filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-1.33 Reverse Stock Split with respect to the outstanding shares of the Company’s common stock. The Certificate of Amendment became effective on November 4, 2022. The Reverse Stock Split was deemed effective at the open of business on November 4, 2022. All share and per share data in the accompanying financial statements have been retroactively adjusted to reflect the effect of the reverse stock split.

Liquidity

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2022, the Company had a cash balance of $679,781 and working capital of $627,086. The Company reported a net decrease in cash for the year ended December 31, 2022 of $1,398,360 primarily as a result of the use of cash used for the payment of deferred offering costs of $112,599, cash used to purchase intangible assets of $62,836, and cash used in operations of $1,260,425, offset by cash proceeds received from subscription receivables of $37,500. During the year ended December 31, 2021, the Company received proceeds from the sale of common stock of $2,081,660. The proceeds were used for working capital purposes and for research and development.

On February 17, 2023, the Company completed an initial public offering (“IPO”) and sold 1,686,747 shares of its common stock at a price to the public of $4.15 per share for gross proceeds of $7,000,000. The Company received net proceeds of $5,896,158 which is net of offering expenses of $1,103,842. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. The Company believes that its existing working capital and its future cash flows from operating activities will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant account policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and the notes are the representation of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles (“US GAAP”) and have been consistently applied in the preparation of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include estimates of deferred tax valuation allowances.

Fair Value Measurements and Fair Value of Financial Instruments

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 820.

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, deferred offering costs, accounts payable, and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of December 31, 2022 and 2021.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles — Goodwill and Other. Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. The Company held no such indefinite-lived intangible assets as of December 31, 2022 and 2021.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

Capitalized Software Costs

Costs incurred to develop internal-use software including game development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Through December 31, 2022, no development costs have been capitalized.

Intangible Assets

Intangible assets, consisting of software and technology licenses, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life of 5 years, less any impairment charges.

Income Taxes

Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Revenue Recognition

The Company follows Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

The Company plans to generate revenue from the following sources:

●	We plan to generate revenue from the sale of our in-game NFTs to our customers via our platform. Revenue generated from such sales, either directly as a sale of our in-game NFTs or indirectly as commission, will be recognized upon delivery of the in-game NFT to the customer which is when the Company completes its sole performance obligation. We will sell our in-game NFTs for a fixed US dollar price (USD). Through a third-party payment service provider, the customer will have the option to pay for the NFT by using digital currencies, which includes Bitcoin or Ethereum. If payment is made in digital currency, the customer will send the USD equivalent amount of the digital currency to our custodial wallet via a third-party payment service provider, and revenue will be recorded using the fixed US dollar transaction price charged for the NFT. Upon conversion of the digital currency to USD, we will recognize a gain or loss equal to the difference between the fixed USD transaction price that we charged, and the amount of USD received at the time of conversion. See Accounting for Digital Currencies and Other Digital Assets above. NFTs are automatically delivered to the customer via smart contract at the time of sale or minting. As it is a simultaneous process, our performance obligation has been met in accordance with ASC 606 upon the customer remitting payment for the NFT. In the unlikely case of force majeure and the NFT has not been delivered, we will recognize a contract liability until such time that the performance obligation has been met. Fees incurred by us, including network fees, will be netted against such NFT revenues. Accordingly, NFT revenues will be reflected net of the related expenses.

●	The Company plans to generate revenue from advertising fees paid by game advertisers, developers, hardware companies, or other strategic partners to the Company for promotion on our platform. Revenues from these fees will be recognized ratably over the agreed upon advertising service period and upon delivery of agreed upon advertising services.

●	We plan to generate royalty revenues when a third party sells one of our NFTs on a third-party platform. We will recognize royalty revenue when it is probable that we will collect the royalty fee owed which is typically when we receive notification from the third-party platform that an NFT has been sold. In the instance where the Company will receive royalty payments when a customer disposes of an in-game NFT in the secondary market on a third-party platform or any other payment that is not in fiat currency, the Company will recognize the revenue in accordance with ASC 606-10-32-21, Noncash Consideration. Fair value of the non-cash consideration received shall be determined by using the quoted price for such non-cash consideration on the date of the transaction.

●	When a third-party publisher sells an NFT created using our platform via our smart contracts, we will receive a commission. Since they would use our same smart contract, the delivery and performance obligations are simultaneous with payment. We will recognize commission revenue upon delivery of the NFTs.

●	We will generate transaction fee revenues from our customers which shall equal the network fees charged by the Polygon blockchain at the time of minting. Fees incurred by us, including Polygon Network (MATIC) and other NFT transaction costs, will be netted against such transaction fee revenues and transaction fees revenue will be reflected net of the related expenses. Currently, transaction fees are negligible. Transaction fee revenues and related costs shall be recognized on the date of the respective transaction.

Each type of revenue source will be specifically identifiable and revenue shall be recognized based on our respective revenue recognition policy. We will not generate variable revenues under NFT contracts because our NFTs are priced in USD. All revenues generated by the Company shall be recognized in accordance with ASC Topic 606, “Revenue from Contracts with Customers.”

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and includes costs such as labor and outside development costs, software license fees, materials, and other allocated costs incurred.

Net Loss per Share

The Company computes net loss per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis.

Pursuant to ASC 260-10-45, basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period presented. Diluted loss per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. As of December 31, 2022 and 2021, the Company did not have potentially dilutive common shares.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 — INTANGIBLE ASSET

On December 31, 2022 and 2021, intangible asset consisted of the following:

	Useful life	December 31, 2022	December 31, 2021
License	5 years	$62,836	$—
Less: accumulated amortization		(4,189)	—
		$58,647	$—

On August 29, 2022, the Company entered into a Software and Patent License Agreement (the “License Agreement”) with Columbia University (“Columbia”), whereby the Company obtained a license from Columbia with respect to software and intellectual property rights and patents. In connection with the License Agreement, Columbia granted to the Company a royalty-bearing, exclusive, worldwide, non-transferable license under the licensed software and licensed patents, as defined in the License Agreement, to discover, develop, manufacture, have made, use, sell, offer to sell, have sold, import, export, distribute, rent or lease licensed products and copy, use, modify, and create derivative works from licensed software and technical information during the term of the License Agreement. The licensed documentation, licensed software, and licensed patents will be used facilitate a “certificate of authentication” capability for image and video assets to prevent fraudulent activity. This will allow us to certify the image is unaltered in an externally available and trusted way and for a chain-of-trust architecture to be implemented within our system. The technology will also allow us to add an extra validation layer as well as track manipulation of our NFT assets. This will further provide increased trust in our gaming partners to use our platform and provide additional validation and control of third-party assets integrated into our platform.

In consideration of the Licenses granted under this License Agreement, the Company shall pay to Columbia fees and royalties as follows:

1)	License Fee: A non-refundable, non-recoverable and non-creditable license fee in the sum of $25,000 was paid to Columbia within 30 days of the effective date of August 29, 2022;

2)	Revenue-based Milestone Payments: Non-refundable, nonrecoverable and non-creditable milestone payments of:

A.	$625,000 when cumulative annual Gross Revenue of the Company reaches $250 million;

B.	$2.5 million when cumulative annual Gross Revenue of the Company reaches $500 million; and

C.	$10 million when cumulative annual Gross Revenue of the Company reaches $1 billion; and

3)	Royalties: A non-refundable, non-recoverable and non-creditable running royalty on all Licensed Products that are Sold by Company, its Affiliates and Sublicenses, or as otherwise used in to generate Gross Revenue during the term of this Agreement as follows:

A.	Licensed Products Delivered to an End User. 5% on Net Revenue of Licensed Products that are Covered by a Valid Claim of a Patent in the country of Manufacture, Use, or Sale, and 2.5% on Net Revenue of Licensed Products that are not Covered by a Valid Claim of a Patent in the country of Manufacture, Use, or Sale;

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

B.	Minimum Royalty. Notwithstanding the foregoing, the Company shall pay Columbia a non-refundable and non-recoverable minimum royalty payment in the amount of $25,000 per year commencing the year of the first commercial launch of a Licensed Product. Each such minimum royalty payment may be credited against earned royalties accrued during the same calendar year in which the minimum royalty payment is due and payable. To the extent minimum royalty payments exceed the earned royalties accrued during the same calendar year, this excess amount cannot be carried over to any other year, either to decrease the earned royalties due in that year or to decrease the minimum royalty payments due in that year. Minimum royalty payments shall be paid on the first day of January (or another date as mutually agreed upon in writing by the Parties) of each calendar year following the first commercial launch of a Licensed Product.

4)	Fees and expenses: In connection with the License, the Company paid Columbia $30,704 to cover and expenses and paid professional fees of $7,132. These fees and expenses were capitalized into intangible assets on the accompany balance sheets.

5)	Win-State Payments: In the event of the Company’s success results in significant shareholder value appreciation after as Initial Financing (“Initial Financing” being the first bona fide equity financing of the Company after the Effective Date that results in gross proceeds to the Company of at least $500,000), the Company will make a number of valuation dependent Win-State Payments” to Columbia in connection with a financing or sale (each such transaction a ‘Transaction”). Such payments will be made based on the value of Company shares as determined either via private of public financing or the value of the Company’s per share equity value in a sale, with the amount of any such Win-State Payments being calculated in accordance with, and contingent upon, the Share Price Triggers and percentages of Proceeds set forth in the table below. Proceed shall mean the aggregate gross proceeds received by the Company in connection with such financing before the payment of any commissions, fees or other expenses of any kind, and (ii) in the case of a sale of the Company or sale of substantially all of the Company’s assets. The Company may make such payments to Columbia in cash or common stock at the Company’s sole discretion. If the common stock issued by the Company to satisfy a payment is made in publicly traded stock, then the price per share shall be equal to the per share price of the common stock offered by the Company and the shares should be registered. Win-State Payments will be promptly made to Columbia at the conclusion of each financing or sale of the Company.

Company Share Price Trigger (meets or exceeds):	Win-State Payment to Columbia:
$[10x Initial Financing price per share]	1% of Proceeds from the Transaction
$[20x Initial Financing price per share]	2% of Proceeds from the Transaction
$[25x Initial Financing price per share]	2.5% of Proceeds from the Transaction
$[30x Initial Financing per share]	3% of Proceeds from the Transaction

The term of the licenses granted hereunder shall extend, on a country-by-country and product-by-product basis, until the later of (i) the date of expiration of the last to expire of the issued patents falling within the definition of Licensed Patents or (ii) 15 years after the first bona fide commercial launch of a Licensed Product in the country in question. The licenses granted under this Agreement may be terminated by Columbia: (i) upon 30 days written notice to Company if Columbia elects to terminate in accordance with Section 7(d) (ii) upon written notice to the Company for the Company’s material breach of the License Agreement and the Company’s failure to cure such breach, (iii) in the event Company becomes insolvent, shall make an assignment for the benefit of its creditors, or shall have a petition in bankruptcy filed for or against it; (iv) in the event Company ceases to conduct business as a going concern; and (v) in the event Company (or any entity or person acting on its behalf) initiates any proceeding or otherwise asserts any claim challenging the validity or enforceability of any Patent in any court, administrative agency or another forum. This Agreement may be terminated by Company, with or without cause, upon 90 days written notice to Columbia.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

For the year ended December 31, 2022, amortization of intangible assets amounted to $4,189.

Amortization of the intangible asset attributable to future periods is as follows:

Year ending December 31:	Amount
2023	$12,567
2024	12,567
2025	12,567
2026	12,567
2027	8,379
$58,647

NOTE 4 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of December 31, 2022 and 2021, no shares have been designated and no preferred shares were issued and outstanding.

Common Stock

In November 2021, the Company issued 7,218,048 shares of its common stock to its founders for proceeds of $960.

During November and December 2021, the Company sold 3,199,798 shares of its common stock for cash proceeds of $2,080,700 and subscriptions receivable of $37,500. The subscriptions receivable of $37,500 were collected in January 2022.

2022 Equity Incentive Plan

On March 30, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved 2,500,000 shares of common stock for issuance thereunder. The 2022 Plan is still subject to shareholder approval. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards.

NOTE 5 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2022 and 2021 consist of net operating loss carryforwards and the mandatory capitalization of research and development cost for tax purposes pursuant to Section 174, as revised by the Tax Cuts and Jobs Act (“TCJA”). The TCJA amended Section 174 relating to the federal tax treatment of research or experimental expenditures paid or incurred during the taxable year. The new Section 174 rules require taxpayers to capitalize and amortize specified research and experimental expenditures, including software development, over a period of five years (attributable to domestic research) or 15 years (attributable to foreign research). The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

As of December 31, 2022 and 2021, components of deferred tax assets and liabilities are as follows:

	December 31, 2022	December 31, 2021
Net Operating loss carryforward	$190,123	$3,370
Research and development	204,069	-
Total deferred tax assets	394,192	3,370
Valuation Allowance	(394,192)	(3,370)
Net Deferred Tax Assets	$-	$-

A reconciliation of the effective tax rate with the statutory Federal income tax rate was as follows for the year ended December 31, 2022 and for the period from October 27, 2021 (inception) to December 31, 2021:

	For the Year ended December 31, 2022	For the Period from October 27, 2021 (inception) to December 31, 2021
Federal statutory rate	(21.0)%	(21.0)%
State taxes, net of Federal benefit	(6.5)%	(6.5)%
Change in valuation allowance	27.5%	27.5%
Effective tax rate	0%	0%

As of December 31, 2022, the Company had approximately $691,356 in net operating loss carry forwards for federal income tax purposes of which $691,356 may be carried forward indefinitely subject to annual usage limitations of 80% of taxable income. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. The Company is currently using a 27.5% effective tax rate for its projected available net operating loss carry-forward.

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet for the coming year and has established a valuation allowance in the amount of $394,192 as of December 31, 2022 due to the uncertainty of generating taxable income. The valuation allowance increased in 2022 by $390,822.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2022 and 2021 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 6 – SUBSEQUENT EVENTS

IPO

On February 17, 2023, the Company completed the IPO and sold 1,686,747 shares of its common stock at a price to the public of $4.15 per share for gross proceeds of $7,000,000. The Company received net proceeds of $5,896,158 which is net of offering expenses of $1,103,842. Additionally, the Company reclassified deferred offering costs of $202,599 which were deferred as of December 31, 2022 to equity.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2022 and 2021

Chief Executive Officer Employment agreement

On February 17, 2023, the Company entered into an executive employment agreement with Vadim Mats, the Company’s Chief Executive Officer (CEO) in connection with the Company’s initial public offering (the “IPO”). The term of the agreement will continue for one (1) year from the date of execution and automatically renews for successive one (1) year periods at the end of each term until either party delivers written notice of their intent not to review at least 90 days prior to the expiration of the then effective term. Pursuant to the agreement, Mr. Mats shall receive a base salary at the annual rate of $400,000 payable in equal installments in accordance with the Company’s standard payroll policies. Additionally, on February 14, 2023, the board of directors approved the issuance of stock options, with immediate vesting, to Mr. Mats to purchase up to 200,000 shares of common stock under the Company’s 2022 Equity Incentive Plan. Mr. Mats shall also be eligible to receive an annual cash bonus in an amount up to 2x his then-current base salary if the Company meets or exceeds criteria to be adopted by the compensation committee annually.

Stock options

On February 14, 2023, in addition to the 200,000 stock options issued to the CEO, the Company granted aggregate stock options to purchase 200,000 of the Company’s common stock at an exercise price of $4.15 per share to an executive officer, and employee and consultants pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was February 14, 2023 and the options expire on February 14, 2033. The option vests as to (i) 140,000 of such options on February 14, 2023; and (ii) the remaining 60,000 options vest quarterly (5,000 each quarter) beginning on May 14, 2023 and each quarter thereafter through February 14, 2026.

On March 6, 2023, the Company granted stock options to purchase 60,000 of the Company’s common stock at an exercise price of $4.15 per share to the Company’s board of directors pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was March 6, 2023 and the options expire on March 6, 2028. The options vest on the one-year anniversary of the stock option grant on March 6, 2024.