Form 10-Q
period 2023-03-31
NFT Gaming Co Inc.
filed 2023-05-12
CIK 1895618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-41620

The NFT Gaming Company, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-3288897
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Eisenhower Pkwy, Suite 300
Roseland, New Jersey	07068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 275-7428

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	NFTG	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registration was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 10, 2023, 12,104,601 shares of common stock, par value $0.0001 per share, were outstanding.

THE NFT GAMING COMPANY, INC.
FORM 10-Q
MARCH 31, 2023

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report on Form 10-Q. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to the Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors referred to on page 10 of our Annual Report on Form 10-K for the year ended December 31, 2022 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE NFT GAMING COMPANY, INC.

BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
CURRENT ASSETS:
Cash	$2,213,151	$679,781
Short-term investments, at fair value	3,509,398	-
Prepaid expenses and other current assets	165,523	400
Deferred offering costs	-	202,599

Total Current Assets	5,888,072	882,780

Intangible asset, net	55,505	58,647

TOTAL ASSETS	$5,943,577	$941,427

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$125,612	$245,011
Accrued expenses	23,664	10,683

Total Current Liabilities	149,276	255,694

Total Liabilities	149,276	255,694

Commitments and Contingencies (See Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock; par value $0.0001; 5,000,000 shares authorized;
No shares issued and outstanding on March 31, 2023 and December 31, 2022	-	-
Common stock; par value $0.0001: 50,000,000 shares authorized; 12,104,601 and 10,417,846 share issued and outstanding on March 31, 2023 and December 31, 2022, respectively	1,210	1,042
Additional paid-in capital	8,744,393	2,118,118
Accumulated other comprehensive income	18,156	-
Accumulated deficit	(2,969,458)	(1,433,427)

Total Stockholders’ Equity	5,794,301	685,733

Total Liabilities and Stockholders’ Equity	$5,943,577	$941,427

See accompanying notes to unaudited financial statements.

THE NFT GAMING COMPANY, INC.

 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

 (Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2023	2022

REVENUES	$-	$-

OPERATING EXPENSES:
Research and development	104,551	150,495
General and administrative	1,437,781	157,714

Total Operating Expenses	1,542,332	308,209

LOSS FROM OPERATIONS	(1,542,332)	(308,209)

OTHER INCOME:
Interest income	6,301	371

Total other income	6,301	371

NET LOSS	$(1,536,031)	$(307,838)

COMPREHENSIVE LOSS:
Net loss	$(1,536,031)	$(307,838)

Other comprehensive gain:
Unrealized gain on short-term investments	18,156	-

Comprehensive loss	$(1,517,875)	$(307,838)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.14)	$(0.03)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	11,261,224	10,417,846

See accompanying notes to unaudited financial statements.

THE NFT GAMING COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

							Accumulated
	Preferred Stock		Common Stock		Additional		Other		Total
	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2022	-	$-	10,417,846	$1,042	$2,118,118	$-	$-	$(1,433,427)	$685,733

Common shares issued for cash	-	-	1,686,755	168	5,755,703	-	-	-	5,755,871

Accretion of stock option expense	-	-	-	-	870,572	-	-	-	870,572

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	-	18,156	-	18,156

Net loss	-	-	-	-	-	-	-	(1,536,031)	(1,536,031)

Balance, March 31, 2023	-	$-	12,104,601	$1,210	$8,744,393	$-	$18,156	$(2,969,458)	$5,794,301

	Preferred Stock		Common Stock		Additional		Accumulated Other		Total
	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Subscription Receivable	Comprehensive Income	Accumulated Deficit	Stockholders’ Equity
Balance, December 31, 2021	-	$-	10,417,846	$1,042	$2,118,118	$(37,500)	$-	$(12,255)	$2,069,405

Proceeds from subscriptions receivable	-	-	-	-	-	37,500	-	-	37,500

Net loss	-	-	-	-	-	-	-	(307,838)	(307,838)

Balance, March 31, 2022	-	$-	10,417,846	$1,042	$2,118,118	$-	$-	$(320,093)	$1,799,067

See accompanying notes to unaudited financial statements.

THE NFT GAMING COMPANY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,536,031)	$(307,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	3,142	-
Stock-based compensation	870,572	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(165,123)	(7,445)
Accounts payable	(119,399)	119,259
Accrued expenses	12,981	10,618

NET CASH USED IN OPERATING ACTIVITIES	(933,858)	(185,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(3,491,242)	-

NET CASH USED IN INVESTING ACTIVITIES	(3,491,242)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	5,958,470	-
Proceeds from subscriptions receivable	-	37,500
Payment of deferred offering costs	-	(81,141)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,958,470	(43,641)

NET INCREASE (DECREASE) IN CASH	1,533,370	(229,047)

CASH, beginning of period	679,781	2,078,141

CASH, end of period	$2,213,151	$1,849,094

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of deferred offering costs to equity	$202,599	$-
Unrealized gain on short-term investments	$18,156	$-

See accompanying notes to unaudited financial statements.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2023, the Company had a cash balance of $2,213,151, had short-term investments of $3,509,398, and had working capital of $5,738,796. On February 17, 2023, the Company completed an initial public offering (“IPO”) and sold 1,686,747 shares of its common stock at a price to the public of $4.15 per share for gross proceeds of $7,000,000. The Company received net proceeds of $5,958,470 which is net of offering related expenses paid with proceeds of $1,041,530. The Company also reclassified $202,559 of deferred offering costs as of December 31, 2022 to additional paid in capital upon completing the IPO which resulted in total net proceeds, after equity issuance costs, of $5,755,871. During the three months ended March 31, 2023, the Company used net cash in operations of $933,858 and purchased liquid short-term investments of $3,491,242. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. The Company believes that its existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

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

Management acknowledges its responsibility for the preparation of the accompanying unaudited financial statements which reflect all adjustments, consisting of normal recurring and non-recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2023.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include estimates of deferred tax valuation allowances and the fair value of stock options issued for services.

Fair Value Measurements and Fair Value of Financial Instruments

The Company analyzes all financial instruments with features of both liabilities and equity under the Financial Accounting Standard Board’s (the “FASB”) accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company identified the following assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with Accounting Standards Codification (“ASC”) Topic 820.

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$3,509,398	$-	$-	$-	$-	$-

The Company’s short-term investments are level 1 measurements and are based on redemption value at each date.

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, deferred offering costs, accounts payable, and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of March 31, 2023 and December 31, 2022.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On March 31, 2023, the Company had approximately $1,556,000 of cash in excess of FDIC limits of $250,000.

Short-Term Investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised solely of rated U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive gain and as a component of the consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

An impairment loss may be recognized when the decline in fair value of the debt securities is determined to be other-than-temporary. The Company evaluates its investments for other-than-temporary declines in fair value below the cost basis each quarter, or whenever events or changes in circumstances indicate that the cost basis of the short-term investments may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis, as well as adverse conditions related specifically to the security, such as any changes to the credit rating of the security and the intent to sell or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis.

The Company recorded $18,156 of unrealized gains as a component of other comprehensive loss for the three months ended March 31, 2023. The Company did not recognize any gains or losses on short-term investments for the three months ended March 31, 2022.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles — Goodwill and Other. Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. The Company held no such indefinite-lived intangible assets as of March 31, 2023 and December 31, 2022.

Capitalized Software Costs

Costs incurred to develop internal-use software including game development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Through March 31, 2023, no development costs have been capitalized.

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

March 31, 2023

(Unaudited)

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

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

	March 31,
	2023	2022
Common stock equivalents:
Warrants	1,686,747	-
Stock options	460,000	-
Total	2,146,747	-

Reclassification

Certain amounts on the statement of operations and comprehensive loss have been reclassified to conform to the 2023 presentation. These reclassifications had no effect on reported results of operations or stockholders’ equity. The reclassification was comprised of $51,554 and $77,500 of expenses previously presented as compensation and related benefits and professional fees, respectively, separately on the statement of operations and comprehensive loss which have now been included in general and administrative expenses.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – SHORT-TERM INVESTMENTS

On March 31, 2023, the Company’s short-term investments consisted of the following:

	Cost	Unrealized Gain	Fair Value
US Treasury bills	$3,491,242	$18,156	$3,509,398

Total short-term investments	$3,491,242	$18,156	$3,509,398

NOTE 4 — INTANGIBLE ASSET

On March 31, 2023 and December 31, 2022, intangible asset consisted of the following:

	Useful life	March 31, 2023	December 31, 2022
License	5 years	$62,836	$62,836
Less: accumulated amortization		(7,331)	(4,189)
		$55,505	$58,647

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

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

For the three months ended March 31, 2023, amortization of intangible assets amounted to $3,142.

Amortization of the intangible asset attributable to future periods is as follows:

Year ending March 31:	Amount
2024	$12,567
2025	12,567
2026	12,567
2027	12,567
2028	5,237
$55,505

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of March 31, 2023 and December 31, 2022, no shares have been designated and no preferred shares were issued and outstanding.

Common Stock

In November 2021, the Company issued 7,218,048 shares of its common stock to its founders for proceeds of $960.

During November and December 2021, the Company sold 3,199,798 shares of its common stock for cash proceeds of $2,080,700 and subscriptions receivable of $37,500. The subscriptions receivable of $37,500 were collected in January 2022.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Initial Public Offering

On February 17, 2023, the Company completed the IPO and sold 1,686,747 shares of its common stock at a price to the public of $4.15 per share for gross proceeds of $7,000,000. The Company received net proceeds of $5,958,470 which is net of offering expenses of $1,244,129. Additionally, the Company reclassified deferred offering costs of $202,599 which were paid and deferred as of December 31, 2022 to additional paid in capital as equity issuance costs. In connection with the IPO, the Company issued 1,686,747 warrants to the placement agent. The warrants are exercisable at $4.565 per share and expire on February 14, 2028. The fair value of these warrant of $3,567,258 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 69.8%; risk-free interest rate of 4.03%; and an estimated holding period of 5 years. These warrants had no financial statement impact as they were considered to be equity issuance costs.

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

Stock Options

On February 14, 2023, the Company granted aggregate stock options to purchase 400,000 of the Company’s common stock at an exercise price of $4.15 per share to the Company’s chief executive officer, an executive officer, and employee and consultants pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was February 14, 2023 and the options expire on February 14, 2033. The options vest as to (i) 340,000 of such options on February 14, 2023; and (ii) the remaining 60,000 options vest quarterly (5,000 each quarter) beginning on May 14, 2023 and each quarter thereafter through February 14, 2026. The stock options were valued at $1,023,290 on the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

On March 6, 2023, the Company granted stock options to purchase 60,000 of the Company’s common stock at an exercise price of $4.15 per share to the Company’s board of directors pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was March 6, 2023 and the options expire on March 6, 2028. The options vest on the one-year anniversary of the stock option grant on March 6, 2024. The stock options were valued at the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period. The stock options were valued at $33,972 on the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 3.95% to 4.0%, expected dividend yield of 0%, expected option term of three to six years using the simplified method, and expected volatilities ranging from 68.8% to 71.6% based on the calculated volatility of comparable companies.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

During the three months ended March 31, 2023, the Company recognized total stock-based expenses related to stock options of $870,572 which has been reflected in general and administrative expenses on the unaudited statements of operations and comprehensive loss. A balance of $186,690 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 2.69 years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2022	-	$-	-
Granted	460,000	4.15	-
Balance on March 31, 2023	460,000	$4.15	9.24
Options exercisable on March 31, 2023	340,000	$4.15	9.88
Weighted average fair value of options granted during the period	-	$2.30	-

On March 31, 2032, the aggregate intrinsic value of options outstanding was $0.

Stock Warrants

In connection with the IPO, the Company issued 1,686,747 fully vested warrants to the placement agent. The warrants are exercisable at $4.565 per share and expire on February 14, 2028. The warrants were considered equity issuance costs; therefore, there was no financial statement impact for the grant during the three months ended March 31, 2023.

Warrant activity for the three months ended March 31, 2023 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	-	$-	-	-
Granted	1,686,747	4.565	-	-
Balance Outstanding, March 31, 2023	1,686,747	$4.565	4.9	-
Exercisable, March 31, 2023	1,686,747	$4.565	4.9	-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On February 17, 2023, the Company entered into an executive employment agreement with Vadim Mats, the Company’s Chief Executive Officer (CEO) in connection with the Company’s initial public offering (the “IPO”). The term of the agreement will continue for one (1) year from the date of execution and automatically renews for successive one (1) year periods at the end of each term until either party delivers written notice of their intent not to review at least 90 days prior to the expiration of the then effective term. Pursuant to the agreement, Mr. Mats shall receive a base salary at the annual rate of $400,000 payable in equal installments in accordance with the Company’s standard payroll policies. Additionally, on February 14, 2023, the board of directors approved the issuance of stock options, with immediate vesting, to Mr. Mats to purchase up to 200,000 shares of common stock under the Company’s 2022 Equity Incentive Plan (see Note 5). Mr. Mats shall also be eligible to receive an annual cash bonus in an amount up to 2x his then-current base salary if the Company meets or exceeds criteria to be adopted by the compensation committee annually.

License Agreement

See Note 4 for commitments with Columbia University pursuant to a License Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with “Summary Financial Data” and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K as filed with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include estimates of deferred tax valuation allowances and the fair value of stock options issued for services.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$3,509,398	$-	$-	$-	$-	$-

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, deferred offering costs, accounts payable, and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of March 31, 2023 and December 31, 2022.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On March 31, 2023, the Company had approximately $1,556,000 of cash in excess of FDIC limits of $250,000.

Short-Term Investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised solely of highly rated U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive gain and as a component of the consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

An impairment loss may be recognized when the decline in fair value of the debt securities is determined to be other-than-temporary. The Company evaluates its investments for other-than-temporary declines in fair value below the cost basis each quarter, or whenever events or changes in circumstances indicate that the cost basis of the short-term investments may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis, as well as adverse conditions related specifically to the security, such as any changes to the credit rating of the security and the intent to sell or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis.

The Company recorded $18,156 of unrealized gains as a component of other comprehensive loss for the three months ended March 31, 2023. The Company did not recognize any gains or losses on short-term investments for the three months ended March 31, 2022.

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles — Goodwill and Other. Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. The Company held no such indefinite-lived intangible assets as of March 31, 2023 and December 31, 2022.

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

Results of Operations

Comparison of Our Results of Operations for the Three Months Year Ended March 31, 2023 and 2022.

Revenue

During the three months ended March 31, 2023 and 2022, we did not generate any revenues from operations and we do not anticipate that we will generate revenue for the foreseeable future. Once we achieve a critical mass of users, we will offer new features and will charge fees in order to generate revenues from these added features.

Cost of revenues

During the three months ended March 31, 2023 and 2022, we incurred no cost of goods and services sold as we remain in developmental stages and did not generate any operational revenue.

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

We will capitalize all development and production service payments to third-party developers as internal-use software development costs and licenses once we reach the application development stage. During the three months ended March 31, 2023 and 2022, we reported research and development fees of $104,551 and $150,495, respectively, a decrease of $45,944 primarily due to a decrease in labor and outside development costs incurred in connection with the development of games and our platform. We expect research and development fees to increase in the future as development of games accelerates.

General and administrative fees

For the three months ended March 31, 2023 and 2022, general and administrative expenses consisted of the following:

	For the Three Months ended March 31, 2023	For the Three Months ended March 31, 2022
Compensation and related benefit	$786,236	$51,554
Professional fees	588,862	77,500
Other general and administrative expenses	92,683	28,660
Total general and administrative expenses	$1,437,781	$157,714

Compensation and related benefits

During the three months ended March 31, 2023 and 2022, compensation and related benefits amounted to $786,236 and $51,554, respectively, an increase of $734,682. This increase was primarily attributable to the accretion of stock-based compensation related to issuance of stock options to executive officers, directors and employees of $656,297 and the hiring of executive officers and employees beginning in February 2022.

Professional fees

During the three months ended March 31, 2023 and 2022, we incurred professional fees of $588,862 and $77,500, respectively, an increase of $511,362 attributable to an increase in stock-based consulting fees attributable to the accretion of stock-based consulting fees related to issuance of stock options to consultants of $214,275, an increase in investor relations fees of $206,500, an increase in legal fees of $19,209, an increase in advisory fees of $100,000, offset by a decrease in other professional fees of $28,622

Other general and administrative expenses

During the three months ended March 31, 2023 and 2022, we incurred general and administrative expenses of $92,683 and $28,660, respectively, an increase of $64,23 primarily consisting of advertising, computer expenses, travel, web and internet costs, insurance, amortization expense, and general offices expenses.

Loss from operations

During the three months ended March 31, 2023 and 2022, we reported a loss from operations of $1,542,332 and $308,209, respectively, an increase of $1,234,123 due to the increases in research and development and general and administrative expenses discussed above.

Other income

During the three months ended March 31, 2023 and 2022, we reported other income of $6,301 and $371, respectively, which consisted of interest income. The increase is primarily due to the short-term investments acquired by the Company during the three months ended March 31, 2023.

Net Loss

During the three months ended March 31, 2023 and 2022, our net loss amounted to $1,536,031, or a net loss per common share of $0.14 (basic and diluted) and $307,838, or a net loss per common share of $0.03 (basic and diluted), respectively, an increase of $1,228,193.

Liquidity, Capital Resources and Plan of Operations

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of March 31, 2023, we had $2,213,151 in cash and had short-term investments of $3,509,398, which consists of marketable debt securities comprised of highly rated U.S. government securities with maturities of more than three months, but less than one year.

We generated a net loss of $1,536,031 and used cash in operations of $933,858 during the three months ended March 31, 2023. Additionally, we had an accumulated deficit of $2,969,458 on March 31, 2023. As of March 31, 2023, we had working capital of $5,738,796.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about our ability to continue as a going concern. We believe that we have sufficient cash and liquid short-term investments to meet our obligations for a minimum of twelve months from the date of this filing.

Cash Flows from Operating Activities

For the three months ended March 31, 2023, net cash used in operations was $933,858, which primarily resulted from our net loss of $1,536,031, adjusted for the add back of amortization expense of $3,142 and stock-based compensation to employees and consultants , and changes in operating asset and liabilities such as an increase in prepaid expenses and other current assets of $165,123, a decrease in accounts payable of $119,399, and an increase in accrued expenses of $12,981.

For the three months ended March 31, 2022, net cash used in operations was $185,405, which primarily resulted from our net loss of $307,838 and changes in operating asset and liabilities such as an increase in prepaid expenses and other current assets of $7,445, partially offset an increase in accounts payable of $119,259, and an increase in accrued expenses of $10,619.

Cash Flows from Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $3,491,242, which resulted from the purchase of short-term investments of $3,491,242. For the three months ended March 31, 2022, there was no net cash used in investment activities.

Cash Flows from Financing Activities

For the three months ended March 31, 2023, net cash provided by financing activities was $5,958,470. On February 17, 2023, we closed an IPO pursuant to which we issued 1,686,747 of our common stock for gross proceeds of approximately $7 million and net proceeds of $5,958,470, after deducting underwriting discounts and commissions, and offering expenses.

For the three months ended March 31, 2022, net cash used in financing activities was $43,641 and consisted of the payment of deferred offering costs of $81,141, offset by proceeds from subscriptions receivable of $37,500.

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

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NFT GAMING COMPANY, INC.

Dated: May 12, 2023	By:	/s/ Vadim Mats
	Name:	Vadim Mats
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 12, 2023	By:	/s/ Steven Shorr
	Name:	Steven Shorr
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)