Form 10-Q
period 2023-06-30
NFT Gaming Co Inc.
filed 2023-08-14
CIK 1895618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, 12,072,553 shares of common stock, par value $0.0001 per share, were outstanding.

THE NFT GAMING COMPANY, INC.
FORM 10-Q
JUNE 30, 2023

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE NFT GAMING COMPANY, INC.

BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,688,910	$679,781
Short-term investments, at fair value	3,529,047	-
Prepaid expenses and other current assets	116,612	400
Deferred offering costs	-	202,599

Total Current Assets	5,334,569	882,780

Intangible asset, net	-	58,647

TOTAL ASSETS	$5,334,569	$941,427

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$182,428	$245,011
Accrued expenses	94,549	10,683

Total Current Liabilities	276,977	255,694

Total Liabilities	276,977	255,694

Commitments and Contingencies (See Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock; par value $0.0001; 5,000,000 shares authorized; No shares issued and outstanding on June 30, 2022 and December 31, 2022	-	-
Common stock; par value $0.0001: 50,000,000 shares authorized; 12,072,553 and 10,417,846 share issued and outstanding on June 30, 2023 and December 31, 2022, respectively	1,207	1,042
Additional paid-in capital	8,742,082	2,118,118
Accumulated other comprehensive income (loss)	37,805	-
Accumulated deficit	(3,723,502)	(1,433,427)

Total Stockholders’ Equity	5,057,592	685,733

Total Liabilities and Stockholders’ Equity	$5,334,569	$941,427

See accompanying notes to unaudited financial statements.

THE NFT GAMING COMPANY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Research and development	267,618	237,368	372,169	387,863
General and administrative	448,620	227,243	1,886,401	384,957
Impairment loss	52,363	-	52,363	-

Total Operating Expenses	768,601	464,611	2,310,933	772,820

LOSS FROM OPERATIONS	(768,601)	(464,611)	(2,310,933)	(772,820)

OTHER INCOME:
Interest income	14,557	517	20,858	888

Total other income	14,557	517	20,858	888

NET LOSS	$(754,044)	$(464,094)	$(2,290,075)	$(771,932)

COMPREHENSIVE LOSS:
Net loss	$(754,044)	$(464,094)	$(2,290,075)	$(771,932)

Other comprehensive gain:
Unrealized gain on short-term investments	19,649	-	37,805	-

Comprehensive loss	$(734,395)	$(464,094)	$(2,252,270)	$(771,932)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.06)	$(0.04)	$(0.20)	$(0.07)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	12,104,601	10,417,846	11,685,242	10,417,846

See accompanying notes to unaudited financial statements.

THE NFT GAMING COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(Unaudited)

					Additional		Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Receivable	Income	Deficit	Equity

Balance, December 31, 2022	-	$-	10,417,846	$1,042	$2,118,118	$-	$-	$(1,433,427)	$685,733
Common shares issued for cash	-	-	1,686,755	168	5,755,703	-	-	-	5,755,871
Accretion of stock option expense	-	-	-	-	870,572	-	-	-	870,572
Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	-	18,156	-	18,156
Net loss	-	-	-	-	-	-	-	(1,536,031)	(1,536,031)
Balance, March 31, 2023	-	-	12,104,601	1,210	8,744,393	-	18,156	(2,969,458)	5,794,301
Purchase and cancellation of treasury stock	-	-	(32,048)	(3)	(24,238)	-	-	-	(24,241)
Accretion of stock option expense	-	-	-	-	21,927	-	-	-	21,927
Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	-	19,649	-	19,649
Net loss	-	-	-	-	-	-	-	(754,044)	(754,044)
Balance, June 30, 2023	-	$-	12,072,553	$1,207	$8,742,082	$-	$37,805	$(3,723,502)	$5,057,592

					Additional		Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Receivable	Income	Deficit	Equity

Balance, December 31, 2021	-	$-	10,417,846	$1,042	$2,118,118	$(37,500)	$-	$(12,255)	$2,069,405
Proceeds from subscriptions receivable	-	-	-	-	-	37,500	-	-	37,500
Net loss	-	-	-	-	-	-	-	(307,838)	(307,838)
Balance, March 31, 2022	-	-	10,417,846	1,042	2,118,118	-	-	(320,093)	1,799,067
Net loss	-	-	-	-	-	-	-	(464,094)	(464,094)
Balance, June 30, 2022	-	$-	10,417,846	$1,042	$2,118,118	$-	$-	$(784,187)	$1,334,973

See accompanying notes to unaudited financial statements.

THE NFT GAMING COMPANY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,290,075)	$(771,932)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	6,284	-
Stock-based compensation	892,499	-
Impairment loss	52,363	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(116,212)	(4,430)
Accounts payable	(62,583)	183,235
Accrued expenses	83,866	5,591

NET CASH USED IN OPERATING ACTIVITIES	(1,433,858)	(587,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(3,491,242)	-

NET CASH USED IN INVESTING ACTIVITIES	(3,491,242)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	5,958,470	-
Proceeds from subscriptions receivable	-	37,500
Payment of deferred offering costs	-	(145,846)
Purchase and cancellation of treasury shares	(24,241)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,934,229	(108,346)

NET INCREASE (DECREASE) IN CASH	1,009,129	(695,882)

CASH, beginning of period	679,781	2,078,141

CASH, end of period	$1,688,910	$1,382,259

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of deferred offering costs to equity	$202,599	$-
Unrealized gain on short-term investments	$37,805	$-

See accompanying notes to unaudited financial statements.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On June 30, 2023, the Company had a cash balance of $1,688,910, had short-term investments of $3,529,047, and had working capital of $5,057,592. On February 17, 2023, the Company completed an initial public offering (“IPO”) and sold 1,686,755 shares of its common stock at a price to the public of $4.15 per share for gross proceeds of $7,000,000. The Company received net proceeds of $5,958,470 which is net of offering related expenses paid with proceeds of $1,041,530. The Company also reclassified $202,559 of deferred offering costs as of December 31, 2022 to additional paid in capital upon completing the IPO which resulted in total net proceeds, after equity issuance costs, of $5,755,871. During the six months ended June 30, 2023, the Company used net cash in operations of $1,433,858 and purchased liquid short-term investments of $3,491,242. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. The Company believes that its existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

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

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include valuation of intangible assets, estimates of deferred tax valuation allowances and the fair value of stock options issued for services.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$3,529,047	$-	$-	$-	$-	$-

The Company’s short-term investments are level 1 measurements and are based on redemption value at each date.

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, deferred offering costs, accounts payable, and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of June 30, 2023 and December 31, 2022.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On June 30, 2023, the Company had approximately $1,171,000 of cash in excess of FDIC limits of $250,000.

Short-Term Investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised solely of rated U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) on the balance sheet and as a component of the consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

The Company recorded $19,649 and $37,805 of unrealized gains as a component of other comprehensive loss for the three and six months ended June 30, 2023. The Company did not recognize any gains or losses on short-term investments for the six months ended June 30, 2022.

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles — Goodwill and Other. Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. The Company held no such indefinite-lived intangible assets as of June 30, 2023 and December 31, 2022.

Capitalized Software Costs

Costs incurred to develop internal-use software, including game development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Through June 30, 2023, no development costs have been capitalized.

Intangible Assets

Intangible assets, consisting of software and technology licenses, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life of 5 years, less any impairment charges. During the six months ended June 30, 2023, the Company recorded an impairment loss of $52,363 (see Note 4).

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

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

The Company plans to generate revenue from the following sources:

●

We plan to generate revenue from the sale of our in-game NFTs to our customers via our platform. Revenue generated from such sales, either directly as a sale of our in-game NFTs or indirectly as commission, will be recognized upon delivery of the in-game NFT to the customer, which is when the Company completes its sole performance obligation. We will sell our in-game NFTs for a fixed US dollar price (USD). Through a third-party payment service provider, the customer will have the option to pay for the NFT by using digital currencies, which includes Bitcoin or Ethereum. If payment is made in digital currency, the customer will send the USD equivalent amount of the digital currency to our custodial wallet via a third-party payment service provider, and revenue will be recorded using the fixed US dollar transaction price charged for the NFT. Upon conversion of the digital currency to USD, we will recognize a gain or loss equal to the difference between the fixed USD transaction price that we charged, and the amount of USD received at the time of conversion. See Accounting for Digital Currencies and Other Digital Assets above. NFTs are automatically delivered to the customer via smart contract at the time of sale or minting. As it is a simultaneous process, our performance obligation has been met in accordance with ASC 606 upon the customer remitting payment for the NFT. In the unlikely case of force majeure and the NFT has not been delivered, we will recognize a contract liability until such time that the performance obligation has been met. Fees incurred by us, including network fees, will be netted against such NFT revenues. Accordingly, NFT revenues will be reflected net of the related expenses.

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

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as labor and outside development costs, software license fees, materials, and other allocated costs incurred.

Net Loss per Share

The Company computes net loss per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the “as if converted” basis.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

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

	June 30,
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

NOTE 3 – SHORT-TERM INVESTMENTS

On June 30, 2023, the Company’s short-term investments consisted of the following:

	Cost	Unrealized Gain	Fair Value
US Treasury bills	$3,491,242	$37,805	$3,529,047

Total short-term investments	$3,491,242	$37,805	$3,529,047

NOTE 4 — INTANGIBLE ASSET

On June 30, 2023 and December 31, 2022, intangible asset consisted of the following:

	Useful life	June 30, 2023	December 31, 2022
License	5 years	$-	$62,836
Less: accumulated amortization		-	(4,189)
		$-	$58,647

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

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

In consideration of the Licenses granted under this License Agreement, the Company paid or was to pay to Columbia fees and royalties as follows:

1)	License Fee: A non-refundable, non-recoverable and non-creditable license fee in the sum of $25,000 was paid to Columbia within 30 days of the effective date of August 29, 2022;

2)	Revenue-based Milestone Payments including non-refundable, nonrecoverable and non-creditable milestone payments;

3)	Royalties: Non-refundable, non-recoverable and non-creditable running royalty on all Licensed Products that are Sold by Company, its Affiliates and Sublicenses, or as otherwise used in to generate Gross Revenue during the term of this Agreement:

4)	Fees and expenses: In connection with the License, the Company paid Columbia $30,704 to cover and expenses and paid professional fees of $7,132. These fees and expenses were capitalized into intangible assets on the accompany balance sheets.

5)	Win-State Payments: In the event of the Company’s success results in significant shareholder value appreciation after as Initial Financing (“Initial Financing” being the first bona fide equity financing of the Company after the Effective Date that results in gross proceeds to the Company of at least $500,000), the Company will make a number of valuation dependent Win-State Payments” to Columbia in connection with a financing or sale (each such transaction a ‘Transaction”).

On August 9, 2023 and effective August 1, 2023, the Company and Columbia University agreed to the termination of the Software and Patent License Agreement between the Company and The Trustees of Columbia University in the City of New York, dated August 29, 2022. Accordingly, as of June 30, 2023, the Company wrote of the remaining unamortized book value of the intangible asset of $52,363, and during the six months ended June 30, 2023, recorded an impairment loss of $52,363, which is included in operating expenses on the accompany statement of operations and comprehensive loss.

For the six months ended June 30, 2023, amortization of intangible assets amounted to $6,284.

NOTE 5 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of June 30, 2023 and December 31, 2022, no shares have been designated and no preferred shares were issued and outstanding.

Common Stock

Subscriptions receivable of $37,500 were collected in January 2022.

2023 Stock Repurchase Plan

On March 20, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $500,000 of the Company’s common stock until December 31, 2023 (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the six months ended June 30, 2023, the Company purchased and cancelled 32,048 shares of its common stock for $24,241, or at an average price of $0.756 per share.

Initial Public Offering

On February 17, 2023, the Company completed the IPO and sold 1,686,755 shares of its common stock at a price to the public of $4.15 per share for gross proceeds of $7,000,000. The Company received net proceeds of $5,958,470 which is net of offering expenses of $1,041,530. Additionally, the Company reclassified deferred offering costs of $202,599 which were paid and deferred as of December 31, 2022 to additional paid in capital as equity issuance costs. In connection with the IPO, the Company issued 1,686,747 warrants to the placement agent. The warrants are exercisable at $4.565 per share and expire on February 14, 2028. The fair value of these warrant of $3,657,258 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 69.8%; risk-free interest rate of 4.03%; and an estimated holding period of 5 years. These warrants had no financial statement impact as they were considered to be equity issuance costs.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

2022 Equity Incentive Plan

On March 30, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved 2,500,000 shares of common stock for issuance thereunder. The 2022 Plan was approved by shareholders on March 30, 2022. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards.

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

During the six months ended June 30, 2023, the Company recognized total stock-based expenses related to stock options of $892,499 which has been reflected in general and administrative expenses on the unaudited statements of operations and comprehensive loss. A balance of $164,762 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 2.44 years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2022	-	$-	-
Granted	460,000	4.15	-
Balance on June 30, 2023	460,000	$4.15	8.99
Options exercisable on June 30, 2023	345,000	$4.15	9.64
Weighted average fair value of options granted during the period	-	$2.30	-

On June 30, 2023, the aggregate intrinsic value of options outstanding was $0.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

Stock Warrants

In connection with the IPO, the Company issued 1,686,747 fully vested warrants to the placement agent. The warrants are exercisable at $4.565 per share and expire on February 14, 2028. The warrants were considered equity issuance costs; therefore, there was no financial statement impact for the grant during the six months ended June 30, 2023.

Warrant activity for the six months ended June 30, 2023 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	-	$-	-	-
Granted	1,686,747	4.565	-	-
Balance Outstanding, June 30, 2023	1,686,747	$4.565	4.63	-
Exercisable, June 30, 2023	1,686,747	$4.565	4.63	-

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

License Agreement

See Note 4 for commitments with Columbia University pursuant to a License Agreement.

NOTE 7 – SUBSEQUENT EVENTS

NASDAQ Notice

On July 10, 2023, the Company received written notice from Nasdaq that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, the Company has a period of 180 calendar days, or until January 6, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180-calendar day period. In the event the Company does not regain compliance by January 6, 2024, the Company may be eligible for an additional 180 calendar day grace period if it meets the continued listing standards, with the exception of bid price, for The Nasdaq Capital Market, and the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period. If the Company does not qualify for or fails to regain compliance during the second compliance period, then Nasdaq will notify the Company of its determination to delist its Common Stock, at which point the Company would have an option to appeal the delisting determination to a Nasdaq hearings panel. The Company intends to actively monitor the closing bid price of its Common Stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price under the Nasdaq Listing Rules.

Cancellation of License Agreement with Columbia

On August 9, 2023, the Company and Columbia University agreed to the termination of the Software and Patent License Agreement between the Company and The Trustees of Columbia University in the City of New York, dated August 29, 2022 (see Note 4).

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

NFTs are digital assets that can represent a unique real-world asset, such as art, music, in-game items or videos. NFTs are most commonly powered by smart contracts on the Ethereum blockchain. Ethereum is a decentralized blockchain platform that establishes a peer-to-peer network that securely executes and verifies application code, called smart contracts. “Smart contracts” is a term used to describe computer code that automatically executes all or parts of an agreement and is stored on a blockchain-based platform. In the case of in-game NFTs, these NFTs generally can be images, skins, virtual real estate, pets, or other items that can be owned and held in a digital or crypto wallet. A digital or crypto wallet is a software-based system that securely stores users’ cryptocurrency and NFTs and communicates with the blockchain. Currently, NFTs are being used to sell a wide range of virtual collectibles, including:

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

We believe that the ability to mint and use NFTs in-game that are distinguishable and tamper-proof offers gamers more power over their assets and gamers the ability to have rare, unique and exciting experiences.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with GAAP and the requirements of the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include valuation of intangible assets, estimates of deferred tax valuation allowances and the fair value of stock options issued for services.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$3,529,047	$-	$-	$-	$-	$-

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, deferred offering costs, accounts payable, and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of June 30, 2023 and December 31, 2022.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On June 30, 2023, the Company had approximately $1,171,000 of cash in excess of FDIC limits of $250,000.

Short-Term Investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised solely of highly rated U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the consolidated balance sheet and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) on the balance sheet and as a component of the consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations.

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

The Company recorded $19,649 and $37,805 of unrealized gains as a component of other comprehensive loss for the three and six months ended June 30, 2023. The Company did not recognize any gains or losses on short-term investments during the six months ended June 30, 2022.

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles — Goodwill and Other. Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. The Company held no such indefinite-lived intangible assets as of June 30, 2023 and December 31, 2022.

Capitalized Software Costs

Costs incurred to develop internal-use software, including game development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. Through June 30, 2023, no development costs have been capitalized.

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

The Company plans to generate revenue from the following sources:

●	We plan to generate revenue from the sale of our in-game NFTs to our customers via our platform. Revenue generated from such sales, either directly as a sale of our in-game NFTs or indirectly as commission, will be recognized upon delivery of the in-game NFT to the customer, which is when the Company completes its sole performance obligation. We will sell our in-game NFTs for a fixed US dollar price (USD). Through a third-party payment service provider, the customer will have the option to pay for the NFT by using digital currencies, which includes Bitcoin or Ethereum. If payment is made in digital currency, the customer will send the USD equivalent amount of the digital currency to our custodial wallet via a third-party payment service provider, and revenue will be recorded using the fixed US dollar transaction price charged for the NFT. Upon conversion of the digital currency to USD, we will recognize a gain or loss equal to the difference between the fixed USD transaction price that we charged, and the amount of USD received at the time of conversion. See Accounting for Digital Currencies and Other Digital Assets above. NFTs are automatically delivered to the customer via smart contract at the time of sale or minting. As it is a simultaneous process, our performance obligation has been met in accordance with ASC 606 upon the customer remitting payment for the NFT. In the unlikely case of force majeure and the NFT has not been delivered, we will recognize a contract liability until such time that the performance obligation has been met. Fees incurred by us, including network fees, will be netted against such NFT revenues. Accordingly, NFT revenues will be reflected net of the related expenses.

●	The Company plans to generate revenue from advertising fees paid by game advertisers, developers, hardware companies, or other strategic partners to the Company for promotion on our platform. Revenues from these fees will be recognized ratably over the agreed upon advertising service period and upon delivery of agreed upon advertising services.

●	We plan to generate royalty revenues when a third party sells one of our NFTs on a third-party platform. We will recognize royalty revenue when it is probable that we will collect the royalty fee owed which is typically when we receive notification from the third-party platform that an NFT has been sold. In the instance where the Company will receive royalty payments when a customer disposes of an in-game NFT in the secondary market on a third-party platform or any other payment that is not in fiat currency, the Company will recognize the revenue in accordance with ASC 606-10-32-21, Noncash Consideration. Fair value of the non-cash consideration received shall be determined by using the quoted price for such non-cash consideration on the date of the transaction.

●	When a third-party publisher sells an NFT created using our platform via our smart contracts, we will receive a commission. Since they would use our same smart contract, the delivery and performance obligations are simultaneous with payment. We will recognize commission revenue upon delivery of the NFTs.

●	We will generate transaction fee revenues from our customers which shall equal the network fees charged by the Polygon blockchain at the time of minting. Fees incurred by us, including Polygon Network (MATIC) and other NFT transaction costs, will be netted against such transaction fee revenues and transaction fees revenue will be reflected net of the related expenses. Currently, transaction fees are negligible. Transaction fee revenues and related costs shall be recognized on the date of the respective transaction.

Each type of revenue source will be specifically identifiable and revenue shall be recognized based on our respective revenue recognition policy. We will not generate variable revenues under NFT contracts because our NFTs are priced in USD. All revenues generated by the Company shall be recognized in accordance with ASC Topic 606, “Revenue from Contracts with Customers.”

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as labor and outside development costs, software license fees, materials, and other allocated costs incurred.

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

Results of Operations

Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022.

Revenue

During the three and six months ended June 30, 2023 and 2022, we did not generate any revenues from operations and we do not anticipate that we will generate revenue for the foreseeable future. Once we achieve a critical mass of users, we will offer new features and will charge fees in order to generate revenues from these added features.

Cost of revenues

During the three and six months ended June 30, 2023 and 2022, we incurred no cost of goods and services sold as we remain in developmental stages and did not generate any operational revenue.

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

We will capitalize all development and production service payments to third-party developers as internal-use software development costs and licenses once we reach the application development stage. During the three months ended June 30, 2023 and 2022, we reported research and development fees of $267,618 and $237,368, respectively, an increase of $30,250, or 12.7%. During the six months ended June 30, 2023 and 2022, we reported research and development fees of $372,169 and $387,863, respectively, a decrease of $15,694, or 4.1%, primarily due to a decrease in labor and outside development costs incurred in connection with the development of games and our platform. We expect research and development fees to increase in the future as development of games accelerates.

General and administrative fees

For the three and six months ended June 30, 2023 and 2022, general and administrative expenses consisted of the following:

	For the Three Months ended June 30, 2023	For the Three Months ended June 30, 2022	For the Six Months ended June 30, 2023	For the Six Months ended June 30, 2022
Compensation and related benefit	$207,597	$156,523	$993,833	$208,077
Professional fees	109,016	58,724	697,878	136,224
Other general and administrative expenses	132,007	11,996	194,690	40,656
Total general and administrative expenses	$448,620	$227,243	$1,886,401	$384,957

Compensation and related benefits

During the three months ended June 30, 2023 and 2022, compensation and related benefits amounted to $207,597 and $156,523, respectively, an increase of $51,074, or 32.6%. During the six months ended June 30, 2023 and 2022, compensation and related benefits amounted to $993,833 and $208,077, respectively, an increase of $785,756, or 377.6%. The increase during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily attributable to the accretion of stock-based compensation related to issuance of stock options to executive officers, directors and employees of $678,224 and the hiring of executive officers and employees beginning in February 2022.

Professional fees

During the three months ended June 30, 2023 and 2022, we incurred professional fees of $109,016 and $58,724, respectively, an increase of $50,292, or 85.6%. During the six months ended June 30, 2023 and 2022, we incurred professional fees of $697,878 and $136,224, respectively, an increase of $561,654, or 412.3%, attributable to an increase in stock-based consulting fees attributable to the accretion of stock-based consulting fees related to issuance of stock options to consultants of $214,275, an increase in investor relations fees of $216,000, an increase in legal fees of $40,650, an increase in accounting fees of $17,701, an increase in advisory fees of $100,000, offset by a decrease in other professional fees of $26,972

Other general and administrative expenses

During the three months ended June 30, 2023 and 2022, we incurred general and administrative expenses of $132,007 and $11,996, respectively, an increase of $120,011, or 1,000%. During the six months ended June 30, 2023 and 2022, we incurred general and administrative expenses of $194,690 and $40,656, respectively, an increase of $154,034, or 378.9%, primarily consisting of advertising, computer expenses, travel, web and internet costs, insurance, amortization expense, and general offices expenses.

Impairment loss

On August 9, 2023 and effective August 1, 2023, the Company and Columbia University agreed to the termination of the Software and Patent License Agreement between the Company and The Trustees of Columbia University in the City of New York, dated August 29, 2022. Accordingly, as of June 30, 2023, we wrote of the remaining unamortized book value of the intangible asset of $52,363, and during the six months ended June 30, 2023, recorded an impairment loss of $52,363, which is included in operating expenses on the accompany statement of operations and comprehensive loss.

Loss from operations

During the three months ended June 30, 2023 and 2022, we reported a loss from operations of $768,601 and $464,611, respectively, an increase of $303,990, or 65.4%. During the six months ended June 30, 2023 and 2022, we reported a loss from operations of $2,310,933 and $772,820, respectively, an increase of $1,538,113, or 199.0%. The increase in loss from operations was due to the increases in research and development and general and administrative expenses discussed above.

Other income

During the three months ended June 30, 2023 and 2022, we reported other income of $14,557 and $517, respectively, which consisted of interest income. During the six months ended June 30, 2023 and 2022, we reported other income of $20,858 and $888, respectively, which consisted of interest income. The increase is primarily due to the short-term investments acquired by the Company during the six months ended June 30, 2023.

Net Loss

During the three months ended June 30, 2023 and 2022, our net loss amounted to $754,044, or a net loss per common share of $0.06 (basic and diluted) and $464,094, or a net loss per common share of $0.04 (basic and diluted), respectively, an increase of $289,950, or 62.5%. During the six months ended June 30, 2023 and 2022, our net loss amounted to $2,290,075, or a net loss per common share of $0.20 (basic and diluted) and $771,932, or a net loss per common share of $0.07 (basic and diluted), respectively, an increase of $1,518,143, or 196.7%.

Liquidity, Capital Resources and Plan of Operations

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of June 30, 2023, we had $1,688,910 in cash and had short-term investments of $3,529,047, which consists of marketable debt securities comprised of highly rated U.S. government securities with maturities of more than three months, but less than one year.

We generated a net loss of $2,290,075 and used cash in operations of $1,433,858 during the six months ended June 30, 2023. Additionally, we had an accumulated deficit of $3,723,502 on June 30, 2023. As of June 30, 2023, we had working capital of $5,057,592.

The positive working capital serves to mitigate the conditions that historically raised substantial doubt about our ability to continue as a going concern. We believe that we have sufficient cash and liquid short-term investments to meet our obligations for a minimum of twelve months from the date of this filing.

Cash Flows from Operating Activities

For the six months ended June 30, 2023, net cash used in operations was $1,433,858, which primarily resulted from our net loss of $2,290,075, adjusted for the add back of amortization expense of $6,284, stock-based compensation to employees and consultants of $892,499, and impairment loss of $52,363, and changes in operating asset and liabilities such as an increase in prepaid expenses and other current assets of $116,212, a decrease in accounts payable of $62,583, and an increase in accrued expenses of $83,866.

For the six months ended June 30, 2022, net cash used in operating activities was approximately $587,536, which primarily resulted from research and development expenses, professional fees, and compensation and related benefits.

Cash Flows from Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities was $3,491,242, which resulted from the purchase of short-term investments of $3,491,242. For the six months ended June 30, 2022, there was no net cash used in investment activities.

Cash Flows from Financing Activities

For the six months ended June 30, 2023, net cash provided by financing activities was $5,934,229. On February 17, 2023, we closed an IPO pursuant to which we issued 1,686,755 of our common stock for gross proceeds of approximately $7 million and net proceeds of $5,958,470, after deducting underwriting discounts and commissions, and offering expenses. Additionally, during the six months ended June 30, 2023, we purchased and cancelled treasury shares for $24,241.

For the six months ended June 30, 2022, net cash used in financing activities was approximately $108,346. The cash used by financing activities resulted primarily from payment of deferred offering costs, offset from proceeds received from subscription receivables.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the SEC on March 31, 2023 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report, except discussed below. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our ability to have our securities traded on the Nasdaq Capital Market is subject to us meeting applicable listing criteria.

We are currently listed on the Nasdaq Stock Market, LLC (“Nasdaq”), a national securities exchange. The Nasdaq requires companies desiring to list their common stock to meet certain listing criteria including total number of shareholders: minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from listing our common stock on the Nasdaq. In the event we are unable to have our shares traded on Nasdaq, our common stock could potentially trade on the OTCQX or the OTCQB, each of which is generally considered less liquid and more volatile than the Nasdaq. Our failure to have our shares traded on the Nasdaq could make it more difficult for you to trade our shares, could prevent our common stock trading on a frequent and liquid basis and could result in the value of our common stock being less than it would be if we were able to list our shares on the Nasdaq.

On July 10, 2023, we received written notice from Nasdaq that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810, we have a period of 180-calendar days, or until January 6, 2024, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180-calendar day period. In the event we do not regain compliance by January 6, 2024, we may be eligible for an additional 180-calendar day grace period if we meet the continued listing standards, with the exception of bid price, for the Nasdaq Capital Market, and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If we do not qualify for or fail to regain compliance during the second compliance period, then Nasdaq will notify us of its determination to delist our common stock, at which point we would have an option to appeal the delisting determination to a Nasdaq hearings panel. We intend to actively monitor the closing bid price of our common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price under the Nasdaq Listing Rules.

If we are unable to regain compliance with the Nasdaq minimum bid price requirement and Nasdaq delists our common stock and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our shareholders:

●	the liquidity of our common stock;

●	the market price of our common stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of institutional and general investors that will consider investing in our common stock;

●	the number of investors in general that will consider investing in our common stock;

●	the number of market makers in our common stock;

●	the availability of information concerning the trading prices and volume of our common stock; and

●	the number of broker-dealers willing to execute trades in shares of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On March 20, 2023, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $500,000 of our common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the three months ended June 30, 2023, we purchased and cancelled 32,048 shares of our common stock for $24,241, or at an average price of $0.757 per share.

The following is a summary of our common stock repurchases during the quarter ended June 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
Month #1 (April 1 through April 30)	-	$-	-
Month #2 (May 1 through May 31)	26,251	$0.77	26,251
Month #3 (June 1 through June 30)	5,797	$0.71	5,797
Total	32,048	$0.757	32,048	$475,759

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Cancellation of License Agreement with Columbia

As previously disclosed, on August 29, 2022, we entered into a Software and Patent License Agreement (the “License Agreement”) with Columbia University (“Columbia”), whereby we obtained a license from Columbia with respect to software and intellectual property rights and patents. On August 9, 2023, by mutual agreement, we entered into a letter agreement with Columbia to terminate the License Agreement.

The foregoing summary of the termination agreement is subject to, and qualified in its entirety by, the full text of the letter agreement, a copy of which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

THE NFT GAMING COMPANY, INC.

Dated: August 14, 2023	By:	/s/ Vadim Mats
	Name:	Vadim Mats
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ Steven Shorr
	Name:	Steven Shorr
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)