Form 10-Q
period 2023-09-30
NFT Gaming Co Inc.
filed 2023-11-14
CIK 1895618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 14, 2023, there were 12,072,553 shares of common stock, par value $0.0001 per share, issued and outstanding.

THE NFT GAMING COMPANY, INC.
FORM 10-Q
SEPTEMBER 30, 2023

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

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Quarterly Report on Form 10-Q. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our ability to obtain additional funds for our operations;

●	our financial performance, including our revenues, cost of revenues, operating expenses, and our ability to attain and sustain profitability;

●	our ability to attract and retain users;

●	our ability to attract and retain advertisers;

●	our ability to compete effectively with existing competitors and new market entrants;

●	our ability to successfully expand in our existing markets and penetrate new markets;

●	our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act, or JOBS Act;

●	our ability to effectively manage our growth, and future expenses;

●	our ability to maintain, protect, and enhance our intellectual property;

●	our ability to comply with modified or new laws and regulations applying to our business, competitors and industry;

●	our ability to attract and retain qualified key management and technical personnel;

●	general business and economic conditions, such as inflationary pressures, geopolitical conditions including, but not limited to, the conflict between Russia and the Ukraine, the conflict between Israel and Gaza, and the effects and duration of outbreaks of public health emergencies, such as COVID-19; and

●	other risks and uncertainties, including those listed under the caption “Risk Factors.”

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

THE NFT GAMING COMPANY, INC.

BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$764,977	$679,781
Short-term investments, at fair value	3,570,888	-
Prepaid expenses and other current assets	79,719	400
Deferred offering costs	-	202,599

Total Current Assets	4,415,584	882,780

LONG-TERM ASSETS:
Property and equipment, net	23,941	-
Digital currencies	808	-
Intangible asset, net	-	58,647

Total Long-Term Assets	24,749	58,647

TOTAL ASSETS	$4,440,333	$941,427

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$179,852	$245,011
Accrued expenses	21,649	10,683

Total Current Liabilities	201,501	255,694

Total Liabilities	201,501	255,694

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock; par value $0.0001; 5,000,000 shares authorized; No shares issued and outstanding on September 30, 2022 and December 31, 2022	-	-
Common stock; par value $0.0001: 50,000,000 shares authorized; 11,998,670 and 10,417,846 share issued and outstanding on September 30, 2023 and December 31, 2022, respectively	1,200	1,042
Additional paid-in capital	8,738,547	2,118,118
Accumulated other comprehensive income (loss)	79,646	-
Accumulated deficit	(4,580,561)	(1,433,427)

Total Stockholders’ Equity	4,238,832	685,733

Total Liabilities and Stockholders’ Equity	$4,440,333	$941,427

See accompanying notes to unaudited financial statements.

THE NFT GAMING COMPANY, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

REVENUES	$-	$-	$-	$-

OPERATING EXPENSES:
Research and development	258,405	220,902	630,574	608,765
General and administrative	615,211	105,650	2,501,612	490,607
Impairment loss	-	-	52,363	-

Total Operating Expenses	873,616	326,552	3,184,549	1,099,372

LOSS FROM OPERATIONS	(873,616)	(326,552)	(3,184,549)	(1,099,372)

OTHER INCOME:
Interest income	16,557	354	37,415	1,242

Total other income	16,557	354	37,415	1,242

NET LOSS	$(857,059)	$(326,198)	$(3,147,134)	$(1,098,130)

COMPREHENSIVE LOSS:
Net loss	$(857,059)	$(326,198)	$(3,147,134)	$(1,098,130)

Other comprehensive gain:
Unrealized gain on short-term investments	41,841	-	79,646	-

Comprehensive loss	$(815,218)	$(326,198)	$(3,067,488)	$(1,098,130)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.07)	$(0.03)	$(0.27)	$(0.11)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	12,071,750	10,417,846	11,815,494	10,417,846

See accompanying notes to unaudited financial statements.

THE NFT GAMING COMPANY, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

					Additional		Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Receivable	Income	Deficit	Equity

Balance, December 31, 2022	-	$-	10,417,846	$1,042	$2,118,118	$-	$-	$(1,433,427)	$685,733

Common shares issued for cash	-	-	1,686,755	168	5,755,703	-	-	-	5,755,871

Accretion of stock option expense	-	-	-	-	870,572	-	-	-	870,572

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	-	18,156	-	18,156

Net loss	-	-	-	-	-	-	-	(1,536,031)	(1,536,031)

Balance, March 31, 2023	-	-	12,104,601	1,210	8,744,393	-	18,156	(2,969,458)	5,794,301

Purchase and cancellation of treasury stock	-	-	(32,048)	(3)	(24,238)	-	-	-	(24,241)

Accretion of stock option expense	-	-	-	-	21,927	-	-	-	21,927

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	-	19,649	-	19,649

Net loss	-	-	-	-	-	-	-	(754,044)	(754,044)

Balance, June 30, 2023	-	-	12,072,553	1,207	8,742,082	-	37,805	(3,723,502)	5,057,592

Purchase and cancellation of treasury stock	-	-	(73,883)	(7)	(25,462)	-	-	-	(25,469)

Accretion of stock option expense	-	-	-	-	21,927	-	-	-	21,927

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	-	41,841	-	41,841

Net loss	-	-	-	-	-	-	-	(857,059)	(857,059)

Balance, September 30, 2023	-	$-	11,998,670	$1,200	$8,738,547	$-	$79,646	$(4,580,561)	$4,238,832

					Additional		Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Receivable	Income	Deficit	Equity

Balance, December 31, 2021	-	$-	10,417,846	$1,042	$2,118,118	$(37,500)	$-	$(12,255)	$2,069,405

Proceeds from subscriptions receivable	-	-	-	-	-	37,500	-	-	37,500

Net loss	-	-	-	-	-	-	-	(307,838)	(307,838)

Balance, March 31, 2022	-	-	10,417,846	1,042	2,118,118	-	-	(320,093)	1,799,067

Net loss	-	-	-	-	-	-	-	(464,094)	(464,094)

Balance, June 30, 2022	-	-	10,417,846	1,042	2,118,118	-	-	(784,187)	1,334,973

Net loss	-	-	-	-	-	-	-	(326,198)	(326,198)

Balance, September 30, 2022	-	$-	10,417,846	$1,042	$2,118,118	$-	$-	$(1,110,385)	$1,008,775

See accompanying notes to unaudited financial statements.

THE NFT GAMING COMPANY, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,147,134)	$(1,098,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	6,968	1,047
Stock-based compensation	914,426	-
Impairment loss	52,363	-
Change in operating assets and liabilities:
Prepaid expenses and other current assets	(79,319)	(2,415)
Accounts payable	(65,967)	188,724
Accrued expenses	10,966	5,898

NET CASH USED IN OPERATING ACTIVITIES	(2,307,697)	(904,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(3,491,242)	-
Increase in capitalized internal-use software development costs	(24,625)	-
Purchase of intangible asset	-	(62,836)

NET CASH USED IN INVESTING ACTIVITIES	(3,515,867)	(62,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	5,958,470	-
Proceeds from subscriptions receivable	-	37,500
Payment of deferred offering costs	-	(169,409)
Purchase and cancellation of treasury shares	(49,710)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,908,760	(131,909)

NET INCREASE (DECREASE) IN CASH	85,196	(1,099,621)

CASH, beginning of period	679,781	2,078,141

CASH, end of period	$764,977	$978,520

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of deferred offering costs to equity	$202,599	$-
Unrealized gain on short-term investments	$79,646	$-
Increase in digital currency and accounts payable	$808	$-

See accompanying notes to unaudited financial statements.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

The NFT Gaming Company, Inc. (the “Company”) was incorporated in the state of Wyoming on October 27, 2021 (“Inception”). On March 30, 2022, the Company reincorporated to the State of Delaware pursuant to a Plan of Conversion approved by the Board of Directors and a majority of the shareholders. The Company develops, designs, acquires, and manages games that offer affordable non-fungible tokens (NFTs) for unique and exclusive features, rewards, and opportunities. In addition to developing proprietary games, the Company’s platform will onboard third-party game publishers and provide access to blockchain and NFT architecture, product experiences, exclusive content, and revenue opportunities.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

September 30, 2023

(Unaudited)

Liquidity

The accompanying financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On September 30, 2023, the Company had a cash balance of $764,977, had short-term investments of $3,570,888, and had working capital of $4,214,083. On February 17, 2023, the Company completed an initial public offering (“IPO”) and sold 1,686,755 shares of its common stock at a price to the public of $4.15 per share for gross proceeds of $7,000,000. The Company received net proceeds of $5,958,470 which is net of offering related expenses paid with proceeds of $1,041,530. The Company also reclassified $202,559 of deferred offering costs as of December 31, 2022 to additional paid in capital upon completing the IPO which resulted in total net proceeds, after equity issuance costs, of $5,755,871. During the nine months ended September 30, 2023, the Company used net cash in operations of $2,307,697 and purchased liquid short-term investments of $3,491,242. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead and costs of being a public company. The Company believes that its existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include valuation of intangible assets and other long-lived assets, estimates of deferred tax valuation allowances and the fair value of stock options issued for services.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$3,570,888	$-	$-	$-	$-	$-

The Company’s short-term investments are level 1 measurements and are based on redemption value at each date.

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, deferred offering costs, accounts payable, and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of September 30, 2023 and December 31, 2022.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On September 30, 2023, the Company had approximately $437,000 of cash in excess of FDIC limits of $250,000.

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

September 30, 2023

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

The Company recorded $41,841 and $79,646 of unrealized gains as a component of other comprehensive loss for the three and nine months ended September 30, 2023. The Company did not recognize any gains or losses on short-term investments for the nine months ended September 30, 2022.

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles — Goodwill and Other. Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. As of September 30, 2023, the Company’s digital currencies consisted of 1,565 units of Polygon (MATIC), an Ethereum token. The Company held no such digital currencies as of December 31, 2022.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Maintenance and repairs are charged to expense as incurred. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. The Company examines the possibility of decreases in the value of these assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable.

Property and equipment includes capitalized internal-use software development costs. Costs incurred to develop internal-use software, including game development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements, which currently is three years. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. During the three months ended September 30, 2023, internal-use software development costs of $24,625 have been capitalized into property and equipment and are being amortized over 36 months.

Intangible Assets

Intangible assets, consisting of software licenses and technology licenses, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life of 5 years, less any impairment charges. During the nine months ended September 30, 2023, the Company recorded an impairment loss of $52,363 (see Note 5).

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

September 30, 2023

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

September 30, 2023

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

	September 30,
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

NOTE 3 – SHORT-TERM INVESTMENTS

On September 30, 2023, the Company’s short-term investments consisted of the following:

	Cost	Unrealized Gain	Fair Value
US Treasury bills	$3,491,242	$79,646	$3,570,888

Total short-term investments	$3,491,242	$79,646	$3,570,888

NOTE 4 – PROPERTY AND EQUIPMENT

On September 30, 2023 and December 31, 2022, property and equipment consist of the following:

	Useful life	September 30, 2023	December 31, 2022
Capitalized internal-use software development costs	3 years	$24,625	$-
Less: accumulated amortization		(684)	-
		$23,941	$-

For the nine months ended September 30, 2023, amortization of intangible assets amounted to $684.

NOTE 5 – INTANGIBLE ASSET

On September 30, 2023 and December 31, 2022, intangible asset consisted of the following:

	Useful life	September 30, 2023	December 31, 2022
License	5 years	$-	$62,836
Less: accumulated amortization		-	(4,189)
		$-	$58,647

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

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

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

On August 9, 2023 and effective August 1, 2023, the Company and Columbia University agreed to the termination of the Software and Patent License Agreement between the Company and The Trustees of Columbia University in the City of New York, dated August 29, 2022. Based on management’s analysis, the Company determined the Licenses were not commercially viable in the current competitive landscape. The termination of the Agreement will not have any impact of the Company’s future revenues. Accordingly, as of September 30, 2023, the Company wrote of the remaining unamortized book value of the intangible asset of $52,363, and during the nine months ended September 30, 2023, recorded an impairment loss of $52,363, which is included in operating expenses on the accompany statement of operations and comprehensive loss.

For the nine months ended September 30, 2023, amortization of intangible assets, prior to the impairment loss, amounted to $6,284.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of September 30, 2023 and December 31, 2022, no preferred shares have been designated and no preferred shares were issued and outstanding.

Common Stock

Subscriptions receivable of $37,500 were collected in January 2022.

2023 Stock Repurchase Plan

On March 20, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $500,000 of the Company’s common stock until December 31, 2023 (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the nine months ended September 30, 2023, the Company purchased and cancelled 105,931 shares of its common stock for $49,710, or at an average price of $0.469 per share.

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

September 30, 2023

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

During the nine months ended September 30, 2023, the Company recognized total stock-based expenses related to stock options of $914,426 which has been reflected in general and administrative expenses on the unaudited statements of operations and comprehensive loss. A balance of $142,835 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 2.44 years.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2022	-	$-	-
Granted	460,000	4.15	-
Balance on September 30, 2023	460,000	$4.15	8.74
Options exercisable on September 30, 2023	350,000	$4.15	9.38
Weighted average fair value of options granted during the period	-	$2.30	-

On September 30, 2023, the aggregate intrinsic value of options outstanding was $0.

THE NFT GAMING COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Stock Warrants

In connection with the IPO, the Company issued 1,686,747 fully vested warrants to the placement agent. The warrants are exercisable at $4.565 per share and expire on February 14, 2028. The warrants were considered equity issuance costs; therefore, there was no financial statement impact for the grant during the nine months ended September 30, 2023.

Warrant activity for the nine months ended September 30, 2023 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	-	$-	-	-
Granted	1,686,747	4.565	-	-
Balance Outstanding, September 30, 2023	1,686,747	$4.565	4.38	-
Exercisable, September 30, 2023	1,686,747	$4.565	4.38	-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On February 17, 2023, the Company entered into an executive employment agreement with Vadim Mats, the Company’s Chief Executive Officer (CEO) in connection with the Company’s initial public offering (the “IPO”). The term of the agreement will continue for one (1) year from the date of execution and automatically renews for successive one (1) year periods at the end of each term until either party delivers written notice of their intent not to review at least 90 days prior to the expiration of the then effective term. Pursuant to the agreement, Mr. Mats shall receive a base salary at the annual rate of $400,000 payable in equal installments in accordance with the Company’s standard payroll policies. Additionally, on February 14, 2023, the board of directors approved the issuance of stock options, with immediate vesting, to Mr. Mats to purchase up to 200,000 shares of common stock under the Company’s 2022 Equity Incentive Plan (see Note 6). Mr. Mats shall also be eligible to receive an annual cash bonus in an amount up to 2x his then-current base salary if the Company meets or exceeds criteria to be adopted by the compensation committee annually.

License Agreement

See Note 5 for commitments with Columbia University pursuant to a License Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with “Summary Financial Data” and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K as filed with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

We plan to initially launch our own proprietary games that are simple and fun to play, and that offer gamers the ability to mint their own affordable NFTs, with unique and exclusive features, that can be utilized across the network of games and platform that we plan to build. As of September 30, 2023, we launched two games, Space Striker AI and Brawl Bots. Space Striker AI allows players to engage in a captivating storyline and exciting retro shooting space action in the players AI-generated spaceship. Player can fuse crystals to upgrade their ship parts to craft, clash and conquer the galaxy all within a dynamic free-to-play economy with optional NFT elements for an expanded experience. Brawl Bots immerses users in high-octane battles in real time against other players, in solo play or teams. Each player gets to control their own exclusive Bot character, ensuring a personalized gaming experience.

NFTs are digital assets that can represent a unique real-world asset, such as art, music, in-game items or videos. Our NFTs are powered by the Polygon blockchain. Polygon is a “layer two” scaling solution that runs along the Ethereum blockchain, a decentralized blockchain platform that establishes a peer-to-peer network that securely executes and verifies application code, called smart contracts. “Smart contracts” is a term used to describe computer code that automatically executes all or parts of an agreement and is stored on a blockchain-based platform. In the case of in-game NFTs, these NFTs generally can be images, skins, virtual real estate, pets, or other items that can be owned and held in a digital or crypto wallet. A digital or crypto wallet is a software-based system that securely stores users’ cryptocurrency and NFTs and communicates with the blockchain. Currently, NFTs are being used to sell a wide range of virtual collectibles, including:

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include valuation of intangible assets and other long-lived assets, estimates of deferred tax valuation allowances and the fair value of stock options issued for services.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$3,570,888	$-	$-	$-	$-	$-

The carrying amounts reported in the balance sheets for cash, prepaid expenses and other current assets, deferred offering costs, accounts payable, and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of September 30, 2023 and December 31, 2022.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On September 30, 2023, the Company had approximately $437,000 of cash in excess of FDIC limits of $250,000.

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

The Company recorded $41,841 and $79,646 of unrealized gains as a component of other comprehensive loss for the three and nine months ended September 30, 2023. The Company did not recognize any gains or losses on short-term investments during the nine months ended September 30, 2022.

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles — Goodwill and Other. Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. As of September 30, 2023, the Company’s digital currencies consisted of 1,565 units of Polygon (MATIC), an Etherium token. The Company held no such digital currencies as of December 31, 2022.

Capitalized Internal-Use Software Development Costs

Costs incurred to develop internal-use software, including game development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements, which currently is three years. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. During the three months ended September 30, 2023, software development costs of $24,625 have been capitalized and are being amortized over 36 months.

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

Results of Operations

Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022.

Revenue

During the three and nine months ended September 30, 2023 and 2022, we did not generate any revenues from operations and we do not anticipate that we will generate revenue for the foreseeable future. Once we achieve a critical mass of users, we plan to offer new features and to charge fees in order to generate revenues from these added features.

Cost of revenues

During the three and nine months ended September 30, 2023 and 2022, we incurred no cost of goods and services sold as we remain in developmental stages and did not generate any operational revenue.

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

We capitalize all development and production service payments to third-party developers as internal-use software development costs and licenses once we reach the application development stage. During the three months ended September 30, 2023 and 2022, we reported research and development fees of $258,405 and $220,902, respectively, an increase of $34,503, or 17.0%. During the nine months ended September 30, 2023 and 2022, we reported research and development fees of $630,574 and $608,765, respectively, an increase of $21,809, or 3.6%, primarily due to an increase in labor and outside development costs incurred in connection with the development of games and our platform. We expect research and development fees to increase in the future as development of games accelerates.

General and administrative fees

For the three and nine months ended September 30, 2023 and 2022, general and administrative expenses consisted of the following:

	For the Three Months ended September 30, 2023	For the Three Months ended September 30, 2022	For the Nine Months ended September 30, 2023	For the Nine Months ended September 30, 2022
Compensation and related benefit	$208,365	$88,308	$1,202,199	$296,385
Professional fees	254,553	5,829	952,431	142,053
Other general and administrative expenses	152,293	11,513	346,982	52,169
Total general and administrative expenses	$615,211	$105,650	$2,501,612	$490,607

Compensation and related benefits

During the three months ended September 30, 2023 and 2022, compensation and related benefits amounted to $208,365 and $88,308, respectively, an increase of $120,057, or 135.9%. During the nine months ended September 30, 2023 and 2022, compensation and related benefits amounted to $1,202,199 and $296,385, respectively, an increase of $905,814, or 305.6%. The increase during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily attributable to the accretion of stock-based compensation related to issuance of stock options to executive officers, directors and employees of $700,151 and the hiring of executive officers and employees beginning in February 2023.

Professional fees

During the three months ended September 30, 2023 and 2022, we incurred professional fees of $254,553 and $5,829, respectively, an increase of $248,724, or 4,267.0%. During the nine months ended September 30, 2023 and 2022, we incurred professional fees of $952,431 and $142,053, respectively, an increase of $810,378, or 570.5%, attributable to an increase in stock-based consulting fees attributable to the accretion of stock-based consulting fees related to issuance of stock options to consultants of $214,275, an increase in investor relations fees of $370,500, an increase in legal fees of $92,663, an increase in accounting fees of $29,661, an increase in advisory fees of $113,000, offset by a decrease in other professional fees of $9,721.

Other general and administrative expenses

General and administrative expenses consist of advertising and marketing expenses, office expenses, insurance, listing fees, computer and interest expenses, travel expenses, amortization expense, and other general business expenses. During the three months ended September 30, 2023 and 2022, we incurred general and administrative expenses of $152,293 and $11,513, respectively, an increase of $140,780, or 1,223%. During the nine months ended September 30, 2023 and 2022, we incurred general and administrative expenses of $346,982 and $52,169, respectively, an increase of $294,813, or 565.1%. Generally, the increase in other general and administrative expenses during the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was attributable to a ramp up of operations which began in February 2023 following the Company’s IPO.

Impairment loss

On August 9, 2023 and effective August 1, 2023, the Company and Columbia University agreed to the termination of the Software and Patent License Agreement between the Company and The Trustees of Columbia University in the City of New York, dated August 29, 2022. Accordingly, as of September 30, 2023, we wrote of the remaining unamortized book value of the intangible asset of $52,363, and during the nine months ended September 30, 2023, recorded an impairment loss of $52,363, which is included in operating expenses on the accompanying unaudited statement of operations and comprehensive loss.

Loss from operations

During the three months ended September 30, 2023 and 2022, we reported a loss from operations of $873,616 and $326,552, respectively, an increase of $547,064, or 167.5%. During the nine months ended September 30, 2023 and 2022, we reported a loss from operations of $3,184,549 and $1,099,372, respectively, an increase of $2,085,177, or 190.0%. The increase in loss from operations was due to the increases in research and development and general and administrative expenses discussed above.

Other income

During the three months ended September 30, 2023 and 2022, we reported other income of $16,557 and $354, respectively, which consisted of interest income. During the nine months ended September 30, 2023 and 2022, we reported other income of $37,415 and $1,242, respectively, which consisted of interest income. The increase is primarily due to the short-term investments acquired by the Company during the nine months ended September 30, 2023.

Net Loss

During the three months ended September 30, 2023 and 2022, our net loss amounted to $857,059, or a net loss per common share of $0.07 (basic and diluted) and $326,198, or a net loss per common share of $0.03 (basic and diluted), respectively, an increase of $530,861, or 162.57%. During the nine months ended September 30, 2023 and 2022, our net loss amounted to $3,147,134, or a net loss per common share of $0.27 (basic and diluted) and $1,098,130, or a net loss per common share of $0.11 (basic and diluted), respectively, an increase of $2,049,004, or 186.6%.

Liquidity, Capital Resources and Plan of Operations

We have incurred substantial operating losses since inception and expect to continue to incur significant operating losses for the foreseeable future and may never become profitable. As of September 30, 2023, we had $764,977 in cash and had short-term investments of $3,570,888, which consists of marketable debt securities comprised of highly rated U.S. government securities with maturities of more than three months, but less than one year.

We generated a net loss of $3,147,134 and used cash in operations of $2,307,697 during the nine months ended September 30, 2023. Additionally, we had an accumulated deficit of $4,580,561 on September 30, 2023. As of September 30, 2023, we had working capital of $4,214,083.

The positive working capital serves to mitigate the conditions that may raise substantial doubt about our ability to continue as a going concern. We believe that we have sufficient cash and liquid short-term investments to meet our obligations for a minimum of twelve months from the date of this filing.

Cash Flows from Operating Activities

For the nine months ended September 30, 2023, net cash used in operations was $2,307,697, which primarily resulted from our net loss of $3,147,134, adjusted for the add back of amortization expense of $6,968, stock-based compensation to employees and consultants of $914,426, and impairment loss of $52,363, and changes in operating asset and liabilities such as an increase in prepaid expenses and other current assets of $79,319, a decrease in accounts payable of $65,967, and an increase in accrued expenses of $10,966.

For the nine months ended September 30, 2022, net cash used in operating activities was approximately $904,876, which primarily resulted from research and development expenses and compensation and related benefits.

Cash Flows from Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $3,515,867, which resulted from the purchase of short-term investments of $3,491,242 and an increase in capitalized software development costs of $24,625. For the nine months ended September 30, 2022, there was no net cash used in investing activities.

For the nine months ended September 30, 2022, net cash used in investing activities was $62,836, which resulted from the purchase of an intangible asset.

Cash Flows from Financing Activities

For the nine months ended September 30, 2023, net cash provided by financing activities was $5,908,760. On February 17, 2023, we closed an IPO pursuant to which we issued 1,686,755 of our common stock for gross proceeds of approximately $7 million and net proceeds of $5,958,470, after deducting underwriting discounts and commissions, and offering expenses. Additionally, during the nine months ended September 30, 2023, we purchased and cancelled 105,931 treasury shares for $49,710, or at an average price of $0.469 per share.

For the nine months ended September 30, 2022, net cash used in financing activities was approximately $131,909. The cash used by financing activities resulted primarily from payment of deferred offering costs, offset from proceeds received from subscription receivables.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not required to provide the information required by this Item as we are a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15 and 15d-15(e)) as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On March 20, 2023, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $500,000 of our common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the three months ended September 30, 2023, we purchased and cancelled 73,883 shares of our common stock for $25,469, or at an average price of $0.345 per share.

The following is a summary of our common stock repurchases during the quarter ended September 30, 2023:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
Month #1 (July 1 through July 31)	-	$-	-	-
Month #2 (August 1 through August 31)	-	$-	-	-
Month #3 (September 1 through September 30)	73,883	$0.345	73,883	-
Total	73,883	$0.345	73,883	$450,290

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

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
10.1*	Letter of Termination of Software and Patent License Agreement between the Company and The Trustees of Columbia University in the City of New York, dated August 29, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE NFT GAMING COMPANY, INC.

Dated: November 14, 2023	By:	/s/ Vadim Mats
	Name:	Vadim Mats
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 14, 2023	By:	/s/ Steven Shorr
	Name:	Steven Shorr
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)