Form 10-K
period 2023-12-31
GAXOS.AI INC.
filed 2024-03-27
CIK 1895618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-41620

GAXOS.AI INC.

(Exact name of Registrant as specified in its charter)

Delaware	87-3288897
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

101 Eisenhower Pkwy Suite 300, Roseland, New Jersey	07068
(Address of principal executive offices)	(Zip Code)

(973) 275-7428
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.0001	GXAI	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(b) of the Act: None

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of $0.6925 per share of common stock as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), was $6,482,171.

As of March 27, 2024, 1,093,672 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

Documents Incorporated by Reference: None.

GAXOS.AI INC.

Form 10-K

For the Fiscal Year Ended December 31, 2023

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 4 of Annual Report on Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

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

Risks Related to Our Business and Industry

●	We have a limited operating history and have not yet generated any revenues;

●	We have not developed a strong customer base, and we have not generated sustainable revenue since inception. We cannot assure you that we ever will. We will incur significant losses in launching products and we may not realize sufficient subscriptions or profits in order to sustain our business;

●	We are dependent on the services of certain key management personnel, employees, and advisors. If we are unable to retain or motivate such individuals or hire qualified personnel, we may not be able to grow effectively;

●	The Platform is based on new and unproven technologies and is subject to the risks of failure inherent in the development of new products and services;

●	A slowdown or reduction in our sales in due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances

●	If we fail to add new users, or if our users engage less with the Platform, our business would be seriously harmed; and

●	Uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of the products we offer or intend to offer in the future.

Risks Related to Data Security

●	We rely on information systems to obtain, process, analyze, and manage data and to the extent IT systems are not successfully implemented or fail, our business and results of operations may be adversely affected.

●	In addition to the risks generally relating to the collection, use, retention, security and transfer of personal information, we are also subject to specific obligations relating to information considered sensitive under applicable laws, such as health data and biometric data.

●	Unauthorized access, use or disclosure of certain sensitive information in our possession or our failure to satisfy legal requirements, including requirements relating to safeguarding protected health information under the Health Insurance Portability and Accountability Act (“HIPAA”) or state data privacy laws could result in civil and criminal liability and regulatory action, which could result in potential fines and penalties, as well as costs relating to investigation of an incident or breach, corrective actions, required notifications to regulatory agencies and customers, credit monitoring services and other necessary expenses.

Risks Related to Information Technology Systems, Intellectual Property and Privacy Laws

●	We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services which would harm our competitive position;

●	Unauthorized breaches or failures in cybersecurity measures adopted by us and/or included in our products and services could have a material adverse effect on our business; and

●	We may be subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could adversely affect our business.

Risks Related to Digital Assets

●	The exchanges on which crypto assets trade are relatively new and largely unregulated, and thus may be exposed to loss, fraud and failure;

●	General regulatory uncertainty with respect to whether certain NFTs could be considered securities and if NFTs sold on the Platform were deemed to be securities, we could be in violation of securities laws which could lead to an enforcement action by the SEC and result in fines and other penalties, and have a negative impact on our business; and

●	We rely on third-party providers for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our products. Any disruption in the services provided by such third-party providers could adversely affect our business.

Risks Related to Regulatory Changes

●	We may be subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could adversely affect our business;

●	Current and future laws and regulations.

Risks Related to the Offering and Our Common Stock

●	We do not expect to pay dividends in the foreseeable future;

●	If our stock price fluctuates, you could lose a significant part of your investment;

●	The delisting of our securities by Nasdaq; and

●	Exclusive forum provisions in our certificate of incorporation and bylaws.

ITEM 1. BUSINESS

Overview

We are a technology based company that is developing applications aimed at redefining the way we utilize artificial intelligence (“AI”) to optimize the user experience. We are committed to addressing the need for AI solutions in both health and entertainment.

Gaxos Gaming

Our flagship product is our gaming platform called “Gaxos” (the “Platform” or “Gaxos Gaming”), created with a vision to develop, design, acquire, and manage conventional games and to combine these games with unconventional game mechanisms, such as the ability for gamers and developers to utilize artificial intelligence to create and design in-game features, as well as to mint unique in-game features, such as skins, characters, weapons, gear, levels, and virtual lands, in the form of non-fungible tokens, or “NFTs,” that will allow users to have unique experiences and more control over in-game assets.

In 2023, we launched our own proprietary games that are simple and fun to play, and that offer gamers the ability to utilize AI to personalize their gaming experience as well as to mint their own affordable NFTs, with unique and exclusive features, that can be utilized across the network of games and platform that we intend to build. As of December 31, 2023, we have launched four games, Space Striker AI, Brawl Bots, BattleFleet AI, and Jigsaw Puzzle AI. Space Striker AI allows players to engage in a captivating storyline and exciting retro shooting space action in the players AI-generated spaceship. Players can fuse crystals to upgrade their ship parts to craft, clash and conquer the galaxy all within a dynamic free-to-play economy. Brawl Bots immerses users in high-octane battles in real time against other players, in solo play or teams. Each player gets to control their own exclusive Bot character, ensuring a personalized gaming experience. BattleFleet AI is a take on the classic Battleship game with AI elements that allow gamers to design their ships. Jigsaw Puzzle AI lets gamers solve preloaded jigsaw puzzles as well as design and solve new jigsaw puzzles using AI.

We expect to launch more games in 2024. We have a pipeline of games in various stages of development. We plan to methodically launch games based on research and market data.

In addition to launching our own proprietary games, Gaxos Gaming is developing an artificial intelligence solution for game developers and studios. The solution is intended to offer a transformative generative AI service that empowers the gaming industry to create without limits through dynamic content generation, seamless integration, and personalized solutions. Key features of the product will be:

-	AI-Powered Creativity: Reduces creative asset development time from hours to minutes, transforming artistic visions into reality with ease.

-	Seamless Integration: With plug-and-play functionality for Unity and upcoming support for Unreal Engine, integration is effortless into existing workflows.

-	Dynamic Content Generation: User-Generated-Ai-Content (“UGAiC”) feature offers new experiences with each playthrough by letting gamers use AI in real time, fostering a dynamic gaming environment.

-	Customized Solutions: From personalized AI models and templates to expert consulting services, offering to include custom solutions to meet unique needs of each developer.

We expect to launch the artificial intelligence solution in Q2 of 2024.

Gaxos Health

Recently, we launched a new initiative, Gaxos Health, which is dedicated to revolutionizing personal health and wellness by developing a suite of innovative AI-powered health optimization solutions. Gaxos Health will integrate AI-driven insights with individual biometric data and health goals to create web and application based personalized wellness strategies to users. We believe that this cutting-edge approach will redefine preventative medicine, offering unparalleled personalization in health and wellness. Gaxos Health solutions will analyze a wide range of health data to provide tailored wellness plans and address the growing demand for personalized health solutions. We believe that this technology is not just a step but a leap forward in empowering individuals to take control of their health and longevity with AI’s precision and intelligence.

We expect to launch the AI-powered health optimization product in the second half of 2024.

Our Strategy

Our strategy for Gaxos Gaming includes the development of proprietary games and the development and launch of our AI solution for developers and studios.

We intend to implement a number of initiatives and strategies that are designed to help us achieve revenue in the very near term and give us the ability to grow our user base and future revenue opportunities significantly. This includes the following:

●	Generating revenue from the sale of our in-game items to our customers including AI tickets for user-generated content and NFT minting

●	Subscription sales –Generating revenues from the sale of the AI solution for developers and studios

●	NFT royalties — royalties that will be paid to us in the event that NFTs that are minted in our games are resold;

●	Advertising and Partnerships — fees that will be paid by game advertisers, developers, hardware companies, or other strategic partners.

We intend to utilize various marketing strategies to target users, third-party game publishers, and developers, and believe that as the quantity of the gaming assets and quality of our services increases, the likelihood of adoption of our games and services will increase.

Our strategy for Gaxos Health includes the development of customized health and wellness plans based on goals, traits, DNA, blood biomarkers, and data from various sources, such as wearables. The data will be supported by an AI-powered application that centralizes all the information and will allow users to adhere and comply with the health plans which are designed to achieve higher success rates.

Plan of Operations

We have had a dedicated approach to long-term success that we believe will allow us to achieve our milestones in product development, user acquisition, and growth. In the next twelve months we plan to accomplish the following:

Milestones	Timeline
Initial Development
● Complete production and development of our AI solution for developers;	Q2 2024
● Complete development of Gaxos Health offering;	2nd half of 2024
● Launch a successful beta test of our AI solution for developers with a limited group of users;	Q2 2024
● Launch Gaxos Health;	2nd half of 2024
● Launch initial marketing campaigns for AI solution and Gaxos Health	2nd half of 2024

Future Development
● Launch of digital advertising campaigns for promotion and user acquisition;	Ongoing
● Create and grow our community;	Ongoing
● Launches of new games;	Ongoing
● Develop additional content for our games and services.	Ongoing

We currently estimate that the cost of the development of our games, AI solution for developers, and Gaxos Health product, will cost approximately $1.1 million.

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

The Platform will allow third-party game developers to mint NFTs using their own intellectual property and our tools to list those NFTs for sale (primary sales) on the Platform. The Platform only allows NFTs that were originally minted using the Company’s NFT infrastructure to be listed for sale. All third-party game developers who create NFTs on the Platform will be required to agree to our Terms of Service and Privacy Policy prior to engaging with the Platform. Our Terms of Service and Privacy Policy will require creators to attest they own the intellectual property used to create their NFTs and to monitor for obvious copyright violations. It is not yet certain to what extent the Digital Millennium Copyright Act (DMCA) applies to NFT platforms. However, it seems likely that NFT platform owners will be subject to at least some responsibility for responding to copyright infringement on their sites, therefore, we plan to take proactive approach by registering with the DMCA to retain a designated agent for DMCA notices as well as instructions for submitting copyright infringement claims.

Government Regulation

Data Privacy Laws and Regulations

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

We recognize that users of Gaxos Gaming and Gaxos Health care deeply about how their personal information is collected, used and shared.

Users of Gaxos Gaming and Gaxos Health may be required to provide us with certain personal information such as their name, email address and phone number. We take commercially reasonable and appropriate measures to protect this personal information from accidental loss, misuse, and unauthorized access, disclosure, alteration, or destruction, taking into account the risks involved in processing and the nature of such data, and comply with applicable laws and regulations. We do not currently transfer any personal information to third-parties that do not act on our behalf, and we will not do so without users’ opt-in consent. Similarly, we do not currently collect sensitive personal information from users without opt-in consent. We may disclose personal information to certain types of third-party companies, but only to the extent needed to enable them to provide such services. The types of companies that may receive personal information and their functions are: marketing assistance, analytics and reporting, customer support, email and SMS delivery, cloud infrastructure, and systems monitoring. All such third parties function as our agents, performing services at our instruction and on our behalf pursuant to contracts which require them to provide at least the same level of privacy protection as is required by our Privacy Policy. In addition, we may be required to disclose personal information in response to lawful requests by public authorities, including for the purpose of meeting national security or law enforcement requirements. We may also disclose personal information to other third parties when compelled to do so by government authorities or required by law or regulation including, but not limited to, in response to court orders and subpoenas.

With respect to retention of personal information, we may only retain such users’ personal information in a form that identifies them only for as long as it serves the purpose(s) for which it was initially collected as stated in our Privacy Policy, as may be subsequently authorized. We may continue processing users’ personal information for longer periods, but only for the time and to the extent such processing reasonably serves the purposes of statistical analysis, and subject to the protection of our Privacy Policy. After such time periods have expired, we may either delete the personal information or retain it in a form such that it does not identify the user personally.

Healthcare Laws and Regulations

We will be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments in which we might conduct our business, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 and their implementing regulations, impose obligations on certain types of individuals and entities regarding the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information.

Competition

We operate in industries that are highly competitive and evolving. Specifically, our business faces intense competition in gaming, NFT marketplaces, and other various digital products. In addition, our Platform may face competition from other AI services that cater to game users and game developers. Further, our competition may become more intense if gaming industry leaders such as Sony, Nintendo, and Microsoft, all of whom have significant financial, technical and other resources, greater brand recognition and longer operating histories, decide to focus their efforts on blockchain gaming.

Gaxos Health will also operate in a competitive health and wellness landscape. Specifically, Gaxos Health may face intense competition from other companies catering to individuals that are seeking for ways to improve their longevity and health span. Certain competitors, such as Inside Tracker and Tally Health, may expand their offering to include artificial intelligence and other proprietary methodologies that can further increase competition.

Our ability to compete depends in large part on our continuous commitment to research and development, our ability to rapidly introduce new features and functionality, and to acquire users. We intend to work closely with our customers to continuously enhance the performance, functionality, usability, reliability and flexibility of the Platform.

Employees

As of March 27, 2024, we have a total of 3 full-time employees, We have established a network of external professionals and consultants to which we outsource various research and development and operational tasks in an effort to minimize administrative overhead. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Our Corporate Information

We were originally incorporated in the State of Wyoming on October 27, 2021 (“NFT Wyoming”). On March 29, 2022, the Board of Directors of the Company approved, subject to shareholder approval, a Plan of Conversion, pursuant to which the Company converted from a corporation incorporated under the laws of the State of Wyoming to a corporation incorporated under the laws of the State of Delaware (the “Reincorporation”), and such approval included the adoption of the Certificate of Incorporation (the “Delaware Certificate”) and the Bylaws (the “Delaware Bylaws”) for the Company under the laws of the State of Delaware, under the name, “The NFT Gaming Company, Inc.,” to become effective with the effectiveness of the Reincorporation. On March 29, 2022, we received majority shareholder approval. On March 30, 2022, we completed the Reincorporation by filing the Delaware Certificate with the Delaware Secretary of State. On January 5, 2024, we filed an amendment to our Certificate of Incorporation with the Delaware Secretary of State to change our name to “Gaxos.ai Inc.” On March 7, 2024, we filed a Certificate of Amendment with the Delaware Secretary of State to effectuate a 1-for-12 reverse stock split of our issued and outstanding and authorized shares of common stock. The reverse stock split became effective on March 7, 2024. All share data, per share data and related information contained in this Annual Report on Form 10-K has been retrospectively adjusted to reflect the effect of the reverse stock split.

Available Information

Our website address is https://gaxos.ai. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. An investor should carefully consider the risks described below as well as other information contained in this Annual Report on Form 10-K and our other reports filed with the U.S. Securities and Exchange Commission (“SEC”). The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our securities could decline, and investors in our company may lose all or part of their investment.

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

We may become subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect our business, financial position, results of operations, or cash flows in a particular period. These proceedings could also result in criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices, or requiring development of non-infringing products or technologies, which could also adversely affect our business and results of operations.

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

Users must pay gas fees on NFT platforms when minting NFTs. Gas fees are transaction fees specific to the Ethereum (“ETH”) blockchain network. The fee is determined by the number of transactions on the protocol and type of computations required to verify transactions; the greater the popularity, the greater the fee. Increased traffic can also lead to scalability problems which may also push gas fees higher. To mitigate this risk we have chosen to build our NFTs on the Polygon network and to strategically price our NFTs. Gas fees on Polygon are significantly cheaper than that of the most widely used blockchain network, Ethereum. We do not currently anticipate any material changes in gas prices on the Polygon network that would affect our business model. However, if gas prices on the Polygon network become too high, then demand for our NFTs could decrease and we could potentially lose existing and potential customers to competitors with cheaper fees. This would materially and adversely affect our revenues and thereby the success of our business.

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

Gaxos Health will rely on information systems to obtain, process, analyze, and manage data. To the extent IT systems are not successfully implemented or fail, our business and results of operations may be adversely affected. Further, our business will rely to a significant degree upon the secure transmission, use and storage of sensitive information, including protected health information and other personally identifiable information, financial information and other confidential information and data within these systems.

To protect this information, we will need to implement commercially reasonable security measures and maintain information security policies and procedures informed by requirements under applicable law and recommended practices, in each case, as applicable to the data collected, hosted and processed. Despite our efforts, our business will be vulnerable to unauthorized access to data and/or breaches of confidential information due to criminal conduct, physical break-ins, hackers, employee or insider malfeasance and/or improper employee or contractor access, computer viruses, programming errors, denial-of-service attacks, ransomware events, phishing schemes, fraud, terrorist attacks, human error or other breaches by insiders or third parties or similar disruptive problems. It is not possible to prevent all security threats to our data. Techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and may be difficult to detect for long periods of time. Further, defects in the design or manufacture of applications we develop or procure from third parties could compromise our data. These events, including unauthorized access, misappropriation, disclosure or loss of sensitive information (including financial or personal health information) or a significant disruption of our network, expose us to risks including risks to our ability to provide our solutions, management distraction and the obligation to devote significant financial and other resources to mitigate such problems and increases to our future information security costs. Moreover, unauthorized access, use or disclosure of certain sensitive information in our possession or our failure to satisfy legal requirements, including requirements relating to safeguarding protected health information under the Health Insurance Portability and Accountability Act (“HIPAA”) or state data privacy laws could result in civil and criminal liability and regulatory action, which could result in potential fines and penalties, as well as costs relating to investigation of an incident or breach, corrective actions, required notifications to regulatory agencies and customers, credit monitoring services and other necessary expenses. In addition, actual or perceived breaches of our security management efforts can cause existing customers to terminate their relationship with us and deter existing or prospective customers from using or purchasing our solutions in the future. These events can have a material adverse impact on our business, results of operations, financial condition and reputation.

We collect, store, process, and use personal data, which subjects us to legal obligations and laws and regulations related to security and privacy, and any actual or perceived failure to meet those obligations could harm our business.

We collect, process, store, and use a wide variety of data from our customers, including personal information. We are subject to federal, state and international laws relating to the collection, use, retention, security and transfer of various types of personal information. U.S. federal, state, and international laws and regulations governing privacy and data protection impose restrictions on what we can do with our customers’ personal data and provide for related obligations. These obligations include heightened transparency about data collection, use and sharing practices, new data privacy rights, and rules in respect to cross-border data transfers, which carry significant enforcement penalties for non-compliance. These laws and regulations also require us to safeguard our customers’ personal data. Although we have established security procedures to protect customer information, our or our third-party service providers’ security and testing measures may not prevent security breaches. Any compromise of our security or breach of our customers’ privacy could harm our reputation or financial condition and, therefore, our business.

In addition to the risks generally relating to the collection, use, retention, security and transfer of personal information, we are also subject to specific obligations relating to information considered sensitive under applicable laws, such as health data and biometric data. Health data is subject to additional privacy, security and breach notification requirements, and we are subject to audit by governmental authorities regarding our compliance with these obligations. The collection, handling, and other processing of biometric data also are subject to particular scrutiny and obligations under applicable laws and regulations, including consumer protection legislation (such as the Federal Trade Commission Act and similar state legislation), general privacy legislation (such as the California Consumer Privacy Act, or CCPA), and state statutes addressing biometric information specifically (including Illinois’ Biometric Information Privacy Act, or BIPA), and by consumer protection regulators. If we fail to adequately comply with applicable rules and requirements, or if health data is handled in a manner not permitted by law or under our agreements with healthcare institutions, we can be subject to litigation or government investigations or other proceedings, and can be liable for associated investigatory expenses, and can also incur significant fees or fines. Some of those laws, including BIPA, provide consumers with a private right of action for certain violations and large potential statutory damages awards. Recent litigation around these laws has encouraged plaintiffs’ attorneys to bring additional actions against other targets. Further, the FTC issued a policy statement regarding biometric information on May 18, 2023, that identifies numerous risks the FTC considers key, outlines relevant practices the FTC plans to scrutinize, and affirms the FTC’s commitment to addressing deceptive and unfair practices involving the collection and use of biometric information, as well as deceptive marketing of biometric information technologies. These developments underscore the legal and regulatory risks applicable to our collection, use, disclosure, and other processing of health and biometric information.

In addition, a party who circumvents our security measures or exploits inadequacies in our security measures, could, among other effects, misappropriate customer data or other proprietary information or cause interruptions in our operations. Actual or perceived vulnerabilities may lead to claims against us. To the extent that the measures we or our third-party business partners have taken are, or are perceived to be, insufficient or inadequate, we may become subject to litigation, breach notification obligations, or regulatory or administrative sanctions, which could result in significant fines, penalties, or damages and harm to our reputation. Depending on the nature of the information compromised, in the event of a data breach or other unauthorized processing of our customer data, we may also have obligations to notify customers about the incident and we may need to provide some form of remedy for the individuals affected by the incident. A growing number of legislative and regulatory bodies have adopted consumer notification requirements in the event of unauthorized access to or acquisition of certain types of personal data. Such breach notification laws continue to evolve and may be inconsistent from one jurisdiction to another. Complying with these obligations could cause us to incur substantial costs and could increase negative publicity surrounding any incident that compromises customer data.

Violations of applicable laws relating to privacy, data protection, or cybersecurity, or cybersecurity breaches or incidents, as well as the perception that any of the foregoing have occurred, could impact our business in a number of ways, such as a temporary suspension of some or all of our operating and/or information systems, damage to our reputation and brand and our relationships with customers, suppliers, vendors, and service providers and could result in lost, unavailable, or corrupted data, lost sales, increased insurance premiums, substantial breach-notification and other remediation costs and claims, demands, and litigation, as well as adversely affect results of operations. In addition, we may also face regulatory investigations and other proceedings with corresponding fines, penalties, and other liabilities, civil claims including representative actions, and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm. We may also incur additional costs in the future related to the implementation of additional security measures to protect against new or enhanced data security and privacy threats, to comply with state, federal, and international laws that may be enacted to address personal data processing risks and data security threats, or to investigate or address potential or actual data security breaches or incidents or violations of our actual or alleged obligations relating to privacy, data protection, or cybersecurity.

United States federal and state privacy laws, and equivalent laws of other nations, may increase our costs of operation and expose us to civil and criminal sanctions.

Regulation of data processing is evolving, as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and security, and the collection, processing, storage, transfer, and use of data. These new or proposed laws and regulations are subject to differing interpretations and may be inconsistent among jurisdictions, and guidance on implementation and compliance practices are often updated or otherwise revised, which adds to the complexity of processing personal data. These and other requirements could require us or our collaborators to incur additional costs to achieve compliance, limit our competitiveness, necessitate the acceptance of more onerous obligations in our contracts, restrict our ability to use, store, transfer, and process data, impact our or our collaborators’ ability to process or use data in order to support the provision of our products, affect our or our collaborators’ ability to offer our products in certain locations, or cause regulators to reject, limit or disrupt our clinical trial activities.

We and our collaborators may be subject to federal, state, and foreign data protection laws and regulations (i.e., laws and regulations that address privacy and data security). In the United States, numerous federal and state laws and regulations, including federal health information privacy laws, state personal information laws, state data breach notification laws, state health information privacy laws and federal and state consumer protection laws and regulations that govern the collection, use, disclosure and protection of health-related and other personal information could apply to our operations or the operations of our collaborators. In addition, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH. Depending on the facts and circumstances, we could be subject to civil or criminal penalties if we knowingly use or disclose individually identifiable health information maintained by a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.

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

Digital assets, such as cryptocurrencies and NFTs, are stored in a so-called “digital wallet”, which may be accessed to exchange a holder’s digital assets and is controllable by the processor of both the public key and the private key relating to this digital wallet in which the digital assets are held, both of which are unique. We will publish the public key relating to digital wallets in use when we verify the receipt of transfers and disseminate such information into the network, but we will need to safeguard the private keys relating to such digital wallets, which are stored in the possession of certain of our officers. If the private key is lost, destroyed, or otherwise compromised, we may be unable to access our cryptocurrencies held in the related digital wallet which will essentially be lost. If the private key is acquired by a third party, then this third party may be able to gain access to our cryptocurrencies. Any loss of private keys relating to digital wallets used to store our cryptocurrencies could have a material adverse effect on our ability to continue as a going concern or could have a material adverse effect on our business, prospects, financial condition, and operating results.

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

We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment will be required to determine our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate is based in part on our corporate operating structure and the manner in which we operate our business and develop, value and use our intellectual property. Taxing authorities in jurisdictions in which we operate may challenge and audit our methodologies for calculating our income taxes, which could increase our effective income tax rate and have an adverse impact on our results of operations and cash flows. In addition, our provision for income taxes is materially affected by our profit levels, changes in our business, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in the valuation of our deferred tax assets and liabilities, or changes in applicable tax laws or interpretations of existing income and withholding tax laws, as well as other factors. For example, the outcome of future guidance related to the U.S. Tax Act could cause us to change our analysis and materially impact our previous estimates and financial statements.

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

We may face significant competition, which may harm our business, results of operations or financial condition.

We may face substantial competition in the healthcare services markets. Our key competitors will include, among others, healthcare consulting service providers, healthcare payment accuracy companies and providers of other data products and data analytics solutions, including healthcare risk adjustment, quality, economic statistics and other data. The increasing standardization of certain healthcare services has made it easier for companies to enter these markets with competitive products and services. We cannot fully anticipate whether or when companies in adjacent or other product or service areas may launch competitive products and/or services, and any such entry may lead to obsolescence of our products and/or services or loss of market share or erosion of the prices for our solutions, or both. The extent of this competition may vary by the size of companies, geographical coverage and scope and breadth of products and services offered. Furthermore, some of our competitors may be significantly larger and have greater financial or other resources than we do. The vigorous competition we face requires us to provide high quality, innovative products at a competitive price. We cannot guarantee that we will be able to upgrade our existing solutions, or introduce new solutions at the same rate as our competitors, or at all, nor can we guarantee that such upgrades or new solutions will achieve market acceptance over or among competitive offerings, or at all. Therefore, these competitive pressures could have a material adverse impact on our business, results of operations or financial condition.

Gaxos Health would be adversely affected if we cannot obtain, process or distribute data we require to provide our solutions.

The success of Gaxos Health will depend on our ability to obtain, process, monetize and distribute data in the healthcare industry in a manner that complies with applicable law, regulation and contractual and restrictions. Our failure to obtain and distribute such data in a compliant manner could have a harmful effect on our ability to use and disclose such data which in turn could impair our ability to share such data with our customers or incorporate it into our services and offerings. In addition to complying with requirements in obtaining the data, the use, processing and distribution of such data may require us to obtain consent from third parties or follow additional laws, regulations or contractual restrictions that apply to the healthcare industry. Moreover, we may be subject to claims or liability for use or disclosure of information. Any such claims or liabilities and other failures to comply with applicable requirements could subject us to unexpected costs and adversely affect our operating results.

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

Our common stock is publicly traded and listed on the Nasdaq Capital Market under the trading symbol “GXAI.” To maintain our listing, we must comply with the continued listing requirements of the Nasdaq Capital Market, which include a minimum bid price requirement of $1.00 per share. The NASDAQ requires companies desiring to list their common stock to meet certain listing criteria including total number of shareholders, minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from maintaining the listing of our Common Stock on the NASDAQ. In the event we are unable to have our shares traded on NASDAQ, our Common Stock could potentially trade on the OTCQX or the OTCQB, each of which is generally considered less liquid and more volatile than the NASDAQ. Our failure to maintain a listing on the NASDAQ could make it more difficult for you to trade our shares, could prevent our Common Stock trading on a frequent and liquid basis and could result in the value of our Common Stock being less than it would be if we were able to list our shares on the NASDAQ.

On July 10, 2023, the Nasdaq Listing Qualifications Staff (the “Staff”) notified the Company that the bid price of our listed security had closed at less than $1 per share over the previous 30 consecutive business days, and, as a result, did not comply with Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until January 8, 2024, to regain compliance with Listing Rule 5550(a)(2).

In early January 2024, we submitted a request to the Panel to appeal the Delisting Determination, and on January 16, 2024, we were notified by the Panel that it received the request which stayed the suspension of our securities and the filing of the Form 25-NSE, pending the Hearing Panel’s final written decision.

On March 22, 2024, we received written notice from the Panel that we regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market.

No assurance can be given that we will continue to meet NASDAQ’s continued listing standards. If we fail to comply with Nasdaq’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTC Bulletin Board, or OTCQX market, and then only if one or more registered broker-dealer market makers comply with quotation requirements. In addition, delisting of our common stock could depress our stock price, substantially limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Finally, delisting of our common stock could result in our common stock becoming a “penny stock” under the Exchange Act.

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

In the event of a dissolution or termination of the Company, the proceeds realized from the liquidation of the assets of the Company, or such subsidiaries will be distributed among the stockholders, but only after the satisfaction of the claims of third-party creditors of the Company. The ability of a stockholder to recover all or any portion of such stockholder’s investment under such circumstances will, accordingly, depend on the amount of net proceeds realized from such liquidation and the amount of claims to be satisfied therefrom. There can be no assurance that the Company will recognize gains on such liquidation, nor is there any assurance that Common Stockholders will receive a distribution in such a case.

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

As a publicly traded company, we will incur significant additional legal, accounting and other expenses that we did not incur as a private company. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

We are subject to taxes in the United States and in various foreign jurisdictions. Significant judgment will be required to determine our worldwide income tax provision, tax assets, and accruals for other taxes, and there are many transactions and calculations where the ultimate tax determination is uncertain. Our effective income tax rate is based in part on our corporate operating structure and the manner in which we operate our business and develop, value and use our intellectual property. Taxing authorities in jurisdictions in which we operate may challenge and audit our methodologies for calculating our income taxes, which could increase our effective income tax rate and have an adverse impact on our results of operations and cash flows. In addition, our provision for income taxes is materially affected by our profit levels, changes in our business, changes in the mix of earnings in countries with differing statutory tax rates, changes in the elections we make, changes in the valuation of our deferred tax assets and liabilities, or changes in applicable tax laws or interpretations of existing income and withholding tax laws, as well as other factors. For example, the outcome of future guidance related to the U.S. Tax Act could cause us to change our analysis and materially impact our previous estimates and financial statements.

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

Our directors, executive officers, and each of our stockholders who owned greater than 5% of our outstanding Common Stock beneficially, as of March 27, 2024, own approximately 32.41% of our Common Stock. Accordingly, these stockholders have and will continue to have significant influence over the outcome of corporate actions requiring stockholder approval, including the election of directors, a merger, the consolidation or sale of all or substantially all of our assets or any other significant corporate transaction. The interests of these stockholders may not be the same as or may even conflict with our other investors’ interests.

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

Our certificate of incorporation and the Delaware General Corporation Law contain certain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of our Company, even when these attempts may be in the best interests of our stockholders. We also are subject to the anti-takeover provisions of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” unless the business combination is approved in a prescribed manner and prohibits the voting of shares held by persons acquiring certain numbers of shares without obtaining requisite approval. The statutes and our certificate of incorporation have the effect of making it more difficult to effect a change in control of our Company. On January 10, 2024, the board of directors (the “Board”) of the Company approved an amendment (the “Amendment”) to the bylaws (the “Bylaws”), effective as of January 10, 2024. The Amendment amends and restates Article 2, Section 2.4 in its entirety to lower quorum requirement for shareholder meetings from requiring the holders of a majority in voting power of the stock issued and outstanding and entitled to vote, present in person, or by remote communication, if applicable, or represented by proxy to one-third in voting power of the stock issued and outstanding and entitled to vote, present in person, or by remote communication, if applicable, or represented by proxy.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity is critical to advancing our overall objectives and enabling our digital efforts. As a company operating in the technology and software sectors, we face a wide variety of cybersecurity threats that range from common attacks such as ransomware and denial-of-service, to more advanced attacks. Our customers, suppliers and other partners face similar cybersecurity threats, and a cybersecurity incident impacting these entities could materially adversely affect our operations, performance and results. These cybersecurity threats and related risks make it imperative that we maintain focus on cybersecurity and systematic risks. Below is a discussion of our risk management and approach to governance as it relates to cybersecurity. For additional information on the impact of cyber risks, refer to Part I, Item 1A. “Risk Factors”, of this Form 10-K.

Risk Management and Strategy

Cybersecurity risk management is a core tenet of our information technology security program. We have implemented various cybersecurity technologies, controls, and processes to ensure the integrity and availability of our infrastructure, data, and operations. We periodically review and modify these technologies and processes to align with the latest in industry best practices and an ever-changing threat landscape.

As part of our cybersecurity risk management program, we perform the following:

●	Cybersecurity risk assessment is performed on all new products and product updates;

●	Employ internal staff with security certifications, and we work with third parties to perform security vulnerability testing;

●	Changes to data protection laws are closely monitored and necessary changes are implemented;

●	Provide routine security training to employees and communicate any emerging threats;

●	Review the security posture of all third parties that we engage;

●	Maintain a comprehensive incident response plan;

●	Carry cybersecurity insurance to help mitigate any potential losses arising from cybersecurity incidents.

While we face a number of ongoing cybersecurity risks in connection with our business, such risks have not materially affected us to date, including our business strategy, results of operations, or financial condition.

Governance

Our team responsible for monitoring and assessing cybersecurity threats, who reports directly to the Chief Executive Officer, manages and monitors our cybersecurity. Our board of directors, as a whole, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage and mitigate those risks, including cybersecurity risks. The board of directors receives regular updates on cybersecurity and information technology matters and related risk exposures from our executive team.

ITEM 2. PROPERTIES

Our principal executive offices are located at 101 Eisenhower Parkway, Suite 300, Roseland, New Jersey 07068. We pay $58 per month to rent such space on a month-to-month lease basis. We believe that our current office space will be adequate for the foreseeable future.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Capital Market under the symbol “GXAI.” Prior to the change of our symbol to GXAI on January 19, 2024, our common stock was listed on the Nasdaq Capital Market under the symbol “NFTG.”

Shareholders

As of March 27, 2024, we had 10 shareholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 20, 2023, the Board of Directors authorized a stock repurchase program to purchase of up to $500,000 of the Company’s issued and outstanding common stock, from time to time, with such plan to be in place until December 31, 2023 (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the year ended December 31, 2023, we purchased and cancelled 20,349 shares of our common stock for a cost of $99,736, or at an average price of $4.90 per share.

The following is a summary of our common stock repurchases during the quarterly period ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share		Total number of shares purchased as part of publicly announced program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
October 1, 2023 through October 31, 2023	-		$-	-
November 1, 2023 through November 30, 2023	11,521		$4.34	11,521
December 1, 2023 through December 31, 2023	-	$
Total	11,521		$4.34	11,521	$400,264

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

None.

ITEM 6. [RESERVED]

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

Overview

We are a technology based company that is developing applications aimed at redefining the way we utilize artificial intelligence (“AI”) to optimize the user experience. We are committed to addressing the need for AI solutions in both health and entertainment.

Gaxos Gaming

Our flagship product is our gaming platform called “Gaxos” (the “Platform” or “Gaxos Gaming”), created with a vision to develop, design, acquire, and manage conventional games and to combine these games with unconventional game mechanisms, such as the ability for gamers and developers to utilize artificial intelligence to create and design in-game features, as well as to mint unique in-game features, such as skins, characters, weapons, gear, levels, and virtual lands, in the form of non-fungible tokens, or “NFTs,” that will allow users to have unique experiences and more control over in-game assets.

In 2023, we launched our own proprietary games that are simple and fun to play, and that offer gamers the ability to utilize AI to personalize their gaming experience as well as to mint their own affordable NFTs, with unique and exclusive features, that can be utilized across the network of games and platform that we intend to build. As of December 31, 2023, we have launched four games, Space Striker AI, Brawl Bots, BattleFleet AI, and Jigsaw Puzzle AI. Space Striker AI allows players to engage in a captivating storyline and exciting retro shooting space action in the players AI-generated spaceship. Players can fuse crystals to upgrade their ship parts to craft, clash and conquer the galaxy all within a dynamic free-to-play economy. Brawl Bots immerses users in high-octane battles in real time against other players, in solo play or teams. Each player gets to control their own exclusive Bot character, ensuring a personalized gaming experience. BattleFleet AI is a take on the classic Battleship game with AI elements that allow gamers to design their ships. Jigsaw Puzzle AI lets gamers solve preloaded jigsaw puzzles as well as design and solve new jigsaw puzzles using AI.

We expect to launch more games in 2024. We have a pipeline of games in various stages of development. We plan to methodically launch games based on research and market data.

In addition to launching our own proprietary games, Gaxos Gaming is developing an artificial intelligence solution for game developers and studios. The solution is intended to offer a transformative generative AI service that empowers the gaming industry to create without limits through dynamic content generation, seamless integration, and personalized solutions. Key features of the product will be:

-	AI-Powered Creativity: Reduces creative asset development time from hours to minutes, transforming artistic visions into reality with ease.

-	Seamless Integration: With plug-and-play functionality for Unity and upcoming support for Unreal Engine, integration is effortless into existing workflows.

-	Dynamic Content Generation: User-Generated-Ai-Content (“UGAiC”) feature offers new experiences with each playthrough by letting gamers use AI in real time, fostering a dynamic gaming environment.

-	Customized Solutions: From personalized AI models and templates to expert consulting services, offering to include custom solutions to meet unique needs of each developer.

We expect to launch the artificial intelligence solution in Q2 of 2024.

Gaxos Health

Recently, we launched a new initiative, Gaxos Health, which is dedicated to revolutionizing personal health and wellness by developing a suite of innovative AI-powered health optimization solutions. Gaxos Health will integrate AI-driven insights with individual biometric data and health goals to create web and application based personalized wellness strategies to users. We believe that this cutting-edge approach will redefine preventative medicine, offering unparalleled personalization in health and wellness. Gaxos Health solutions will analyze a wide range of health data to provide tailored wellness plans and address the growing demand for personalized health solutions. We believe that this technology is not just a step but a leap forward in empowering individuals to take control of their health and longevity with AI’s precision and intelligence.

We expect to launch the AI-powered health optimization product in the second half of 2024.

Basis of Presentation

The financial statements contained herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”).

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

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We consider the following to be critical accounting estimates.

Intangible assets

Intangible assets, consisting of software licenses and technology licenses, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life of 5 years, less any impairment charges. During the years ended December 31, 2023 and 2022, the Company recorded an impairment loss of $52,363 and $0, respectively.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to account for forfeitures as they occur.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment and software necessary to conduct our operations on an as needed basis.

Results of Operations

Comparison of Our Results of Operations for the Year Ended December 31, 2023 and 2022.

Revenue

During the year ended December 31, 2023, we generated revenue of $256. During the year ended December 31, 2022, we did not generate any revenues from operations. Once we achieve a critical mass of users, we plan to offer new features and to charge fees in order to generate revenues from these added features.

Operating Expenses

During the years ended December 31, 2023 and 2022, we incurred operating expenses of $4,015,541 and $1,424,096, respectively, an increase of $2,591,445, or 182.0%. Operating consisted of the following:

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

We capitalize all development and production service payments to third-party developers as internal-use software development costs and licenses once we reach the application development stage. During the years ended December 31, 2023 and 2022, we reported research and development fees of $915,818 and $824,523, respectively, an increase of $91,295, or 11.1%, primarily due to an increase in labor and outside development costs incurred in connection with the development of games and our platform. We expect research and development fees to increase in the future as development of games accelerates.

General and administrative expenses

For the years ended December 31, 2023 and 2022, general and administrative expenses consisted of the following:

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Compensation and related benefit	$1,432,427	$369,914
Professional fees	1,066,969	164,495
Other general and administrative expenses	547,964	65,164
Total general and administrative expenses	$3,047,360	$599,573

Compensation and related benefits

During the years ended December 31, 2023 and 2022, compensation and related benefits amounted to $1,432,427 and $369,914, respectively, an increase of $1,062,513, or 287.2%. The increase during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to the accretion of stock-based compensation related to issuance of stock options to executive officers, directors and employees of $722,079 and the hiring of executive officers and employees beginning in February 2023, which increased wages by approximately $274,000 over fiscal 2022.

Professional fees

During the years ended December 31, 2023 and 2022, we incurred professional fees of $1,066,969 and $164,495, respectively, an increase of $902,474, or 548.6%, attributable to an increase in stock-based consulting fees attributable to the accretion of stock-based consulting fees related to issuance of stock options to consultants of $214,275, an increase in investor relations fees of $374,970, an increase in legal fees of $138,912, an increase in accounting fees of $24,688, an increase in advisory fees of $147,500, and an increase in director fees of $39,375, offset by a decrease in other professional fees of $37,246.

Other general and administrative expenses

General and administrative expenses consist of advertising and marketing expenses, office expenses, insurance, listing fees, computer and interest expenses, travel expenses, amortization expense, and other general business expenses. During the years ended December 31, 2023 and 2022, we incurred general and administrative expenses of $547,964 and $65,164, respectively, an increase of $482,800, or 741.0%. Generally, the increase in other general and administrative expenses during the year ended December 31, 2023 as compared to the year ended December 31, 2022 was attributable to a ramp up of operations which began in February 2023 following the Company’s IPO.

Impairment loss

On August 9, 2023 and effective August 1, 2023, the Company and Columbia University agreed to the termination of the Software and Patent License Agreement between the Company and The Trustees of Columbia University in the City of New York, dated August 29, 2022. Accordingly, as of December 31, 2023, we wrote off the remaining unamortized book value of the intangible asset of $52,363, and during the year ended December 31, 2023, we recorded an impairment loss of $52,363, which is included in operating expenses on the accompanying statement of operations and comprehensive loss.

Loss from operations

During the years ended December 31, 2023 and 2022, we reported a loss from operations of $4,015,285 and $1,424,096, respectively, an increase of $2,591,189, or 182.0%. The increase in loss from operations was due to the increases in research and development and general and administrative expenses discussed above.

Other income

During the years ended December 31, 2023 and 2022, we reported other income of $67,188 and $2,924, respectively, which consisted of interest income in both years and a realized gain on short-term investments in 2023. The increase is primarily due to the short-term investments acquired by the Company during the year ended December 31, 2023.

Net loss

During the years ended December 31, 2023 and 2022, our net loss amounted to $3,948,097 and $1,421,172, respectively, an increase of $2,526,925, OR 177.8%. During the years ended December 31, 2023 and 2022, our comprehensive loss amounted to $3,852,312, or a net loss per common share of $0.33 (basic and diluted) and $1,421,172, or a net loss per common share of $0.14 (basic and diluted), respectively, an increase of $2,431,140, or 171.1%.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2023, we had a cash balance of $1,024,710, had short-term investments of $2,592,689, and had working capital of $3,372,503. On February 17, 2023, we completed an initial public offering (“IPO”) and sold 140,563 shares of its common stock at a price to the public of $49.80 per share for gross proceeds of $7,000,000. We received net proceeds of $5,958,470 which is net of offering related expenses paid with proceeds of $1,041,530. We also reclassified $202,559 of deferred offering costs as of December 31, 2022 to additional paid in capital upon completing the IPO which resulted in total net proceeds, after equity issuance costs, of $5,755,871. During the year ended December 31, 2023, we used net cash in operations of $2,980,592 and purchased liquid short-term investments of $3,491,242.

On March 13, 2024, we entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement of (i) 108,000 shares of the Company’s common stock (the “Common Stock”), (ii) pre-funded warrants to purchase 520,367 shares of Common Stock, (iii) series A warrants to purchase up to 628,367 shares of Common Stock, and (iv) series B warrants to purchase up to 628,367 shares Common Stock. The purchase price of each share of Common Stock and associated warrants was $5.57 and the purchase price of each pre-funded warrant and associated warrants was $5.569. The private placement closed on March 15, 2024 and the aggregate gross proceeds of $3,499,484, before deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement for general corporate purposes and working capital.

Until such time that the Company implements its growth strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. We believe that our existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

Cash Flows from Operating Activities

For the year ended December 31, 2023, net cash used in operations was $2,980,592, which primarily resulted from our net loss of $3,948,097, adjusted for the add back of amortization expense of $10,649, stock-based compensation to employees and consultants of $936,354, a realized gain on short-term investments of $(20,662), and impairment loss of $52,363, and changes in operating asset and liabilities such as an increase in prepaid expenses and other current assets of $24,732, a decrease in accounts payable of $29,930, and an increase in accrued expenses of $43,471.

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

Cash Flows from Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was $2,533,213, which resulted from the purchase of short-term investments of $3,491,242 and an increase in capitalized internal-use software development costs of $56,971, offset by proceeds received from the sale of short-term investments of $1,015,000.

For the year ended December 31, 2022, net cash used in investing activities was $62,836, which resulted from the execution of a software and patent license agreement.

Cash Flows from Financing Activities

For the year ended December 31, 2023, net cash provided by financing activities was $5,858,734. On February 17, 2023, we closed an IPO pursuant to which we issued 1,686,755 of our common stock for gross proceeds of approximately $7 million and net proceeds of $5,958,470, after deducting underwriting discounts and commissions, and offering expenses. Additionally, during the year ended December 31, 2023, we purchased and cancelled 244,184 treasury shares for $99,736, or at an average price of $0.408 per share.

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

Off-Balance Sheet Arrangements

For the years ended December 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-17, which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of December 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2023, our internal control over financial reporting was effective based on such criteria.

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

ITEM 9B. OTHER INFORMATION.

During our last fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this annual report on Form 10-K.

Name	Age	Position(s)
Vadim Mats	39	Chief Executive Officer and Chairman
Steven A. Shorr	55	Chief Financial Officer
Adam Holzer	55	Director
Alex Kisin	35	Director
Scott Grayson	65	Director

The business background and certain other information about our directors and executive officers is set forth below.

Vadim Mats — Chief Executive Officer and Chairman

Vadim Mats has served as Chief Executive Officer and Chairman since October 2021. Mr. Mats was previously Chief Financial Officer of DatChat, Inc. (NASDAQ: DATS) from July 2021 to January 2022 and supported the company’s successful IPO on the NASDAQ. From March 2018 to June 2021, Mr. Mats served as the Chief Financial Officer of Grand Private Equity, a fintech-focused family office. Mr. Mats is also the Founder and Partner of BespokeCFO, a finance and accounting advisory practice. From June 2010 to December 2016, Mr. Mats was Chief Financial Officer of a hedge fund based in New Jersey. Mr. Mats also served as the Assistant Controller at Eton Park Capital Management, LP, a multi-strategy fund, from July 2007 to December 2009. From June 2006 to July 2007, Mr. Mats was a Senior Fund Accountant at The Bank of New York Mellon. Mr. Mats holds a Master of Science degree in accounting and finance and a Bachelor’s Degree in Business Administration specializing in finance and investments from the Zicklin School of Business at Bernard Baruch College. Further, Mr. Mats is a CAIA © Charterholder and a Certified Public Accountant in the State of New York.

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

Scott A. Grayson — Director

Scott Grayson has served as a director since February 2023. Mr. Grayson is an accomplished senior sales executive with over 25 years of experience in establishing the vision and strategies necessary to be successful in the Financial Services software industry. Since November 2019, he has worked for Luxoft USA, Inc., a digital transformation services and software engineering firm providing bespoke IT solutions, as the Head of Alliances for North America then moved to the Head of Revenue for the banking, capital markets & insurance divisions at Luxoft USA, Inc in 2020. In 2019, Mr. Grayson was Head of Sales at AlphaPoint, a software company powering crypto exchanges worldwide. Prior to 2019, he served as Chief Sales Officer for R3, a leading provider of enterprise technology and services. Mr. Grayson has significant expertise in both on-premise and SaaS delivery models and is specially skilled at building sales organizations in both direct sales and partnership models while maintaining an entrepreneurial environment to creatively close business. Mr. Grayson earned his Bachelor of Science degree in Accounting from Lehigh University.

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

Our audit committee consists of Scott A. Grayson, Alex Kisin, and Adam Holzer, with Mr. Grayson serving as chair. Our board of directors has affirmatively determined that each meets the definition of “independent director” under the rules of The Nasdaq Capital Market, and that they meet the independence standards under Rule 10A-3. Each member of our audit committee meets the financial literacy requirements of Nasdaq rules. In addition, our board of directors has determined that Scott A. Grayson will qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors have adopted a written charter for the audit committee, which is available on our principal corporate website at https://gaxos.ai.

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

Our compensation committee consists of Adam Holzer, Scott A. Grayson, and Alex Kisin, with Mr. Holzer serving as chair. Our board of directors have adopted a written charter for the compensation committee, which is available on our principal corporate website at https://gaxos.ai.

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

Our nominating and corporate governance committee consists of Alex Kisin, Adam Holzer, and Scott A. Grayson, with Mr. Kisin serving as chair. Our board of directors will adopt a written charter for the nominating and corporate governance committee, which is available on our principal corporate website at https://gaxos.ai.

Scientific Advisory Board

We are supported by members of our Medical Advisory Board who provides advice and guidance. Our Medical Advisory Board is currently composed of the following members who receive options to purchase shares of our common stock:

Jeff R. Pavell, M.D.

Dr. Jeff R. Pavell has served as a member of our Medical Advisory Board since March 2024. Since December 2022, Dr. Pavell has served as a director of Hoth Therapeutics, Inc. (NASDAQ: HOTH), a clinical stage biopharmaceutical company. Since September 2022, Dr. Pavell has served as a director of Silo Pharma, Inc. (NASDAQ: SILO), developmental stage biopharmaceutical company. Since January 2017, Dr. Pavell has served as Chief of Rehabilitation Medicine at Englewood Health, and since November 2005, he has been on the teaching staff at New York-Presbyterian Columbia University Irving Medical Center. In addition, since December 2020 he has been on the teaching staff at Hackensack Meridian School of Medicine at Seton Hall. Furthermore, since 2010, Dr. Pavell has served as a partner at Patient Care Associates, an outpatient surgical center, and since 2002, he has served as a Partner at the Physical Medicine and Rehabilitation Center, a private medical practice serving patients with spine, sports and occupational injuries. Dr. Pavell is a Board Certified physician specializing in the field of physical medicine and rehabilitation. Dr. Pavell is also certified in pain medicine and specializes in the most advanced non-operative treatments for spine, sports and interventional pain medicines. Dr. Pavell received his bachelor of arts from Johns Hopkins University and his D.O. degree with honors from the New York College of Osteopathic Medicine. Dr. Pavell holds a Doctor of Medicine degree from the New York College of Osteopathic Medicine and a Bachelor of Art degree in Political Science from John Hopkins University.

Eric J. Margolis, M.D.

Dr. Eric J. Margolis has served as a member of our Medical Advisory Board since March 2024. Dr. Margolis, is a Board-Certified Urologic surgeon with over 25 years of experience in private practice in Northern New Jersey. Dr. Margolis recently served as Chief of the Department of Urology at Englewood Hospital and Medical Center and currently is a director of clinical research for Summit/New Jersey Urology. Dr. Margolis has published numerous peer reviewed journal articles and abstracts and has served as principal investigator on over thirty clinical trials with an emphasis on early detection of prostate cancer using molecular and genomic testing. Dr. Margolis is an expert in the field of men’s health focusing on innovative regenerative therapies for sexual dysfunction. Currently, he is pioneering the use of platelet rich plasma (“PRP”) and low intensity shockwave therapy for the treatment of erectile dysfunction. Additionally, Dr. Margolis has treated thousands of men with low testosterone using hormone replacement therapy. He has been recognized by numerous top doctors lists including Castle Connoly, New York Magazine and New Jersey Monthly. Dr. Margolis received his undergraduate degree from Cornell University, his Medical Degree from Upstate Medical school in Syracuse, N.Y. and completed his urology residency at The Mount Sinai Hospital in New York City.

Nathaniel E. Lebowitz, M.D.

Dr. Nathaniel E. Lebowitz has served as a member of our Medical Advisory Board since March 2024. Dr. Lebowitz is a leading cardiologist at Hackensack University Medical Center in New Jersey. Dr. Lebowitz is an attending cardiologist at Hackensack University Medical Center’s Heart and Vascular Hospital where he is director of lipids and preventive cardiology. He is also an attending cardiologist at Englewood Hospital and Medical Center. Dr. Lebowitz received his Medical Degree from Cornell University Medical College (now Weill-Cornell Medical College) in New York. He completed his residency in internal medicine at Yale – New Haven Hospital in New Haven, Connecticut, and a fellowship in cardiology at the New York Hospital – Cornell Medical Center in New York, New York. He is board certified in cardiology.

Code of Business Code and Ethics Conduct

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the code posted on our website, https://gaxos.ai. In addition, we intend to post on our website all disclosures that are required by law or rules concerning any amendments to, or waivers from, any provision of the code.

Changes in Nominating Procedures

None.

Board Diversity

Board Diversity Matrix (As of March 27, 2024)
Total Number of Directors	4

Part I: Gender Identity	Female	Male	Non-Binary	Did Not Disclose Gender
Directors		4

Part II: Demographic Background
African American or Black
Alaskan Native or Native America
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		4
Two or More Races or Ethnicities
LGBTQ+
Did Not Disclose Demographic Background

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2023 and 2022, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (collectively, the “named executive officers”):

●	Vadim Mats, Chief Executive Officer; and

●	Steven Shorr, Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vadim Mats,	2023	$357,692	$0	$0	$504,177	$0	$0	$0	$861,869
Chief Executive Officer	2022	$158,654	$0	$0	$0	$0	$0	$0	$158,654

Steven Shorr,	2023	$55,385	$0	$0	$63,022	$0	$0	$0	$118,407
Chief Financial Officer	2022	$30,000	$0	$0	$0	$0	$0	$0	$30,000

(1)

As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Equity”. In February 2023, Mr. Mats received 16,667 stock options to purchase 16,667 shares of restricted stock at $49.80 per share. In February 2023, Mr. Shorr received 2,083 stock options to purchase 2,083 shares of restricted stock at $49.80 per share.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table sets forth information as options outstanding on December 31, 2023.

OPTION AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Vadim Mats	16,667	-	—	49.80	2/14/2033	—	—	—	—
Steven Shorr	2,083	-	—	49.80	2/14/2033	—	—	—	—

Director Compensation

The following table sets forth compensation paid, earned or awarded during 2023 to each of our directors, other than Vadim Mats, whose compensation is described above in the “2023 Summary Compensation Table”.

2023 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Adam Holzer	13,125	11,324	-	24,449
Alex Kisin	13,125	11,324	-	24,449
Scott Grayson	13,125	11,324	-	24,449

(1)

As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Deficit”. In February 2023, each director listed above received 1,667 stock options to purchase 1,667 shares of restricted stock at $49.80 per share.

Employment Agreements

Other than as set forth below, we do not currently have employment agreements with any of our officers or employees.

Vadim Mats Employment Agreement

On February 17, 2023, upon the consummation of the IPO, we entered into an employment agreement with Vadim Mats (the “Mats Employment Agreement”), pursuant to which he shall receive a base salary at the annual rate of $400,000 payable in equal installments in accordance with the Company’s standard payroll policies. Mr. Mats shall also receive stock options to purchase up to 16,667 shares of Common Stock under our 2022 Equity Incentive Plan. Mr. Mats shall also be eligible to receive an annual cash bonus in an amount up to 2x his then-current base salary. On February 17, 2023, and in connection with the consummation of the IPO, the Company issued 16,667 stock options to Mr. Mats.

Steven Shorr Employment Agreement

On March 23, 2022, we entered into an employment agreement with Steven Shorr, (the “Shorr Employment Agreement”), pursuant to which he shall receive a base salary at the annual rate of $60,000 payable in equal installments in accordance with the Company’s standard payroll policies. Mr. Shorr is also entitled to receive stock options to purchase up to 2,083 shares of Common Stock under our 2022 Equity Incentive Plan. On February 17, 2023, and in connection with the consummation of the IPO, the Company issued 2,083 stock options to Mr. Shorr.

2022 Equity Incentive Plan

The following is a summary of the material features of our 2022 Equity Incentive Plan (the “2022 Plan”). This summary is qualified in its entirety by the full text of the 2022 Plan, a copy of which has been filed as an exhibit to the Company’s registration statement on Form S-1 filed on February 8, 2023.

Authorized Shares

A total of 208,333 million shares of our Common Stock were originally reserved for issuance pursuant to the 2022 Plan. Our board of directors adopted the 2022 Plan on March 30, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 27, 2024 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)(5)	Shares of common stock beneficially owned (6)	Percentage of shares beneficially owned
Directors and Named Executive Officers
Vadim Mats (2)	239,537	21.57%
Alex Kisin (3)	4,800	*
Steven A. Shorr (4)	2,083	*
Adam Holzer (3)	1,667	*
Scott Grayson (3)	1,667	*
All Directors and Officers as a group (5 persons)	249,754	22.51%
5% Stockholders
Armistice Capital Master Fund Ltd. (7)(8)	628,367	9.99%

*	Represents beneficial ownership of less than 1%.

(1)	Percent of beneficial ownership is based on shares of common stock outstanding as of March 27, 2024. Beneficial ownership information has been determined in accordance with Rule 13d-3 under the Exchange Act. The information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant or upon vesting of RSUs or restricted stock or upon conversion of a convertible security) within 60 days of the date as of which the information is provided. In computing the percentage beneficial ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the table does not necessarily reflect the person’s actual voting power as of the date the information is provided, or any particular date.

(2)	Includes 16,667 shares of common stock subject to stock options that are exercisable within 60 days of March 27, 2024

(3)	Includes 1,667 shares of common stock subject to stock options that are exercisable within 60 days of March 27, 2024.

(4)	Includes 2,083 shares of common stock subject to stock options that are exercisable within 60 days of March 27, 2024.

(5)	The address of each holder listed above, except as otherwise indicated, is 101 Eisenhower Parkway, Suite 300, Roseland, NJ, 07068.

(6)	The calculation in this column is based upon shares of common stock outstanding on March 27, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 27, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(7)	The ability to exercise the pre-funded warrants is subject to a beneficial ownership limitation that, at the time of initial issuance of the pre-funded warrants, was capped at 9.99% beneficial ownership of the Company’s issued and outstanding common stock (post-exercise). Beneficial ownership as reflected in the beneficial ownership table reflects (i) 108,000 shares of common stock, and (ii) pre-funded warrants to purchase an aggregate of up to 520,367 shares of common stock that are exercisable within 60 days of March 27, 2024, and does not give effect to the beneficial ownership limitations. Accordingly, actual beneficial ownership, as calculated in accordance with Section 13(d) and Rule 13d-3 thereunder may be lower than as reflected in the table.

(8)	The securities are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”), and may be deemed to be beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. The pre-funded warrants are subject to a beneficial ownership limitation of 9.99%, which such limitation restricts the holder from exercising that portion of the pre-warrants that would result in the holder and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	38,333	$49.80	170,000
Equity compensation plans not approved by security holder	-	-
Total	38,333	$49.80	170,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as described below and except for employment arrangements which are described under “Executive Compensation,” during the fiscal years ended December 31, 2023 and 2022, there have not been, nor are there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2023, and any of our directors, executive officers, holders of more than 5% of our Common Stock, or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

Independence of the Board of Directors

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that Adam Holzer, Alex Kisin and Scott Grayson are each an “independent director,” as defined under Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by Salberg & Company, P.A. and aggregate fees billed by D. Brooks and Associates CPAs, P.A. as described below:

	Salberg & Company, P.A.	D. Brooks and Associates CPAs, P.A.
	2023	2023	2022
Audit Fees(1)	$50,800	$5,000	$49,888
Audit Related Fees(2)	$-	$6,400	$-
Tax Fees	$-	$-	$-
All Other Fees	$-	$-	$-
Total	$50,800	$11,400	$49,888

(1)	Audit Fees are paid for professional services rendered for the audit of the Company’s annual financial statements and reviews of the Company’s unaudited condensed financial statements.

(2)	Audit-related fees may consist of fees billed by our independent registered public accounting firm for audit-related consulting services related to registration statements.

Pre-Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2023 and 2022 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The financial statements required by this Item are included beginning at page F-1.

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(b)	Exhibits

The following documents are included as exhibits to this report.

Exhibit Number	Title of Document
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A Filed on February 8, 2023).
3.2	Certificate of Conversion (Incorporated by reference to Exhibit 3.2 to the Company’s S-1/A filed on February 8, 2023).
3.3	Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A Filed on February 8, 2023).
3.4	Certificate of Amendment to Articles of Incorporation (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2023.)
3.5	Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on February 8, 2023).
3.6	Second Amendment to the Certificate of Incorporation of Gaxos.ai Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 10, 2024.)
3.7	Amendment to the Bylaws of Gaxos.ai Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 10, 2024.)
3.8	Third Amendment to the Certificate of Incorporation of Gaxos.ai Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 11, 2024.)
4.1*	Description of the Registrant’s Securities.
4.2	Form of Underwriting Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s S-1/A filed on February 8, 2023).
4.3	Form of Representatives Warrant (Incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed on February 8, 2023).
4.4	Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on February 8, 2023.)
4.5	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed on February 8, 2023.)
10.1+	Executive Employment Agreement dated February 17, 2023, by and between the Company and Vadim Mats (Incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed on February 17, 2023.)
10.2+	Employment Agreement dated March 23, 2022, by and between the Company and Steven Shorr (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on February 8, 2023.)
10.3+	2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s S-1/A filed on February 8, 2023.)
10.4#	Software and License Agreement dated August 29, 2022, by and between the Company and Columbia University (Incorporated by reference to Exhibit 10.4 to the Company’s S-1/A filed on February 8, 2023.)
23.1*	Consent of Independent Registered Public Accounting Firm – Salberg & Company PA
23.2*	Consent of Independent Registered Public Accounting Firm – D, Brooks and Associates CPA’s P.A.
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Gaxos.ai Inc. Clawback Policy
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vadim Mats	Chief Executive Officer and Director	March 27, 2024
Vadim Mats	(Principal Executive Officer)

/s/ Steven Shorr	Chief Financial Officer	March 27, 2024
Steven Shorr	(Principal Financial and Accounting Officer)

/s/ Adam Holzer	Director	March 27, 2024
Adam Holzer

/s/ Alex Kisin	Director	March 27, 2024
Alex Kisin

/s/ Scott Grayson	Director	March 27, 2024
Scott Grayson

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Gaxos.AI Inc. (formerly The NFT Gaming Company, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Gaxos.AI Inc. (formerly The NFT Gaming Company, Inc.) (the “Company”) as of December 31, 2023, the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2023.

Boca Raton, Florida

March 27, 2024

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Gaxos.AI Inc. (formerly The NFT Gaming Company, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gaxos.AI Inc. (formerly The NFT Gaming Company, Inc.) (the Company) as of December 31, 2022 and the related statements of operations, stockholders’ equity, and cash flows for year ended December 31, 2022 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and the results of its operations and its cash flows for the year ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We served as the Company’s auditor since 2021

Palm Beach Gardens, FL

March 31, 2023, except for the evaluation of the retroactive effect of the reverse stock split described in Note 1, which is as of March 27, 2024

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$1,024,710	$679,781
Short-term investments, at fair value	2,592,689	-
Accounts receivable	8	-
Prepaid expenses and other current assets	25,132	400
Deferred offering costs	-	202,599

Total Current Assets	3,642,539	882,780

LONG-TERM ASSETS:
Property and equipment, net	52,606	-
Digital currencies	801	-
Intangible asset, net	-	58,647

Total Long-Term Assets	53,407	58,647

TOTAL ASSETS	$3,695,946	$941,427

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$215,882	$245,011
Accrued expenses	54,154	10,683

Total Current Liabilities	270,036	255,694

Total Liabilities	270,036	255,694

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock; par value $0.0001; 5,000,000 shares authorized; No shares issued and outstanding on December 31, 2023 and 2022	-	-
Common stock; par value $0.0001: 50,000,000 shares authorized; 988,368 and 868,154 share issued and outstanding on December 31, 2023 and 2022, respectively	99	87
Additional paid-in capital	8,711,550	2,119,073
Accumulated other comprehensive income	95,785	-
Accumulated deficit	(5,381,524)	(1,433,427)

Total Stockholders’ Equity	3,425,910	685,733

Total Liabilities and Stockholders’ Equity	$3,695,946	$941,427

See accompanying notes to financial statements.

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2023	2022

REVENUES	$256	$-

OPERATING EXPENSES:
Research and development	915,818	824,523
General and administrative	3,047,360	599,573
Impairment loss	52,363	-

Total Operating Expenses	4,015,541	1,424,096

LOSS FROM OPERATIONS	(4,015,285)	(1,424,096)

OTHER INCOME:
Interest income	46,526	2,924
Realized gain on short-term investments	20,662	-

Total other income	67,188	2,924

NET LOSS	$(3,948,097)	$(1,421,172)

COMPREHENSIVE LOSS:
Net loss	$(3,948,097)	$(1,421,172)

Other comprehensive gain:
Unrealized gain on short-term investments	95,785	-

Comprehensive loss	$(3,852,312)	$(1,421,172)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(4.00)	$(1.64)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	987,938	868,154

See accompanying notes to financial statements.

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

					Additional		Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Receivable	Income	Deficit	Equity

Balance, December 31, 2021	-	$-	868,154	$87	$2,119,073	$(37,500)	$-	$(12,255)	$2,069,405

Proceeds from subscriptions receivable	-	-	-	-	-	37,500	-	-	37,500

Net loss	-	-	-	-	-	-	-	(1,421,172)	(1,421,172)

Balance, December 31, 2022	-	-	868,154	87	2,119,073	-	-	(1,433,427)	685,733

Common shares issued for cash	-	-	140,563	14	5,755,857	-	-	-	5,755,871

Purchase and cancellation of treasury stock	-	-	(20,349)	(2)	(99,734)	-	-	-	(99,736)

Accretion of stock option expense	-	-	-	-	936,354	-	-	-	936,354

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	-	95,785	-	95,785

Net loss	-	-	-	-	-	-	-	(3,948,097)	(3,948,097)

Balance, December 31, 2023	-	$-	988,368	$99	$8,711,550	$-	$95,785	$(5,381,524)	$3,425,910

See accompanying notes to financial statements.

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,948,097)	$(1,421,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	10,649	4,189
Stock-based compensation	936,354	-
Realized gain on short-term investments	(20,662)	-
Impairment loss	52,363	-
Change in operating assets and liabilities:
Accounts receivable	(8)	-
Prepaid expenses and other current assets	(24,732)	(400)
Accounts payable	(29,930)	148,761
Accrued expenses	43,471	8,197

NET CASH USED IN OPERATING ACTIVITIES	(2,980,592)	(1,260,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(3,491,242)	-
Proceeds from sale of short-term investments	1,015,000	-
Increase in capitalized internal-use software development costs	(56,971)	-
Purchase of intangible asset	-	(62,836)

NET CASH USED IN INVESTING ACTIVITIES	(2,533,213)	(62,836)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	5,958,470	-
Proceeds from subscriptions receivable	-	37,500
Payment of deferred offering costs	-	(112,599)
Purchase and cancellation of treasury shares	(99,736)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,858,734	(75,099)

NET INCREASE (DECREASE) IN CASH	344,929	(1,398,360)

CASH, beginning of year	679,781	2,078,141

CASH, end of year	$1,024,710	$679,781

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of deferred offering costs to equity	$202,599	$-
Unrealized gain on short-term investments	$95,785	$-
Increase in digital currency and accounts payable	$801	$-
Deferred offering costs in accounts payable	$-	$90,000

See accompanying notes to financial statements.

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

NOTE 1 – NATURE OF OPERATIONS

Gaxos.ai Inc. (formerly The NFT Gaming Company, Inc.) (the “Company”) was incorporated in the state of Wyoming on October 27, 2021 (“Inception”). On March 30, 2022, the Company reincorporated to the State of Delaware pursuant to a Plan of Conversion approved by the Board of Directors and a majority of the shareholders. On January 5, 2024, the Company changed its name from The NFT Gamimg Company, Inc. to Gaxos.ai Inc. The Company develops, designs, acquires, and manages games that offer affordable non-fungible tokens (NFTs) for unique and exclusive features, rewards, and opportunities. In addition to developing proprietary games, the Company’s platform will onboard third-party game publishers and provide access to blockchain and NFT architecture, product experiences, exclusive content, and revenue opportunities.

On November 4, 2022, the Company filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-1.33 reverse stock split with respect to the outstanding shares of the Company’s common stock. The Certificate of Amendment and the reverse stock split became effective on November 4, 2022.

Additionally, on February 28, 2024, a majority of the Company shareholders granted discretionary authority to the Company’s Board of Directors to amend the Company’s Certificate of Incorporation to effect one or more consolidations of the Company’s issued and outstanding shares of common stock, pursuant to which the shares of common stock would be combined and reclassified into on the basis of one share of common stock for each 12 shares of the Company’s common stock then issued and outstanding (the “Reverse Stock Split”). On March 7, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-12 reverse stock split with respect to the outstanding shares of the Company’s common stock. The Certificate of Amendment and the reverse stock split became effective on March 7, 2024. All share and per share data in the accompanying financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split.

On January 9, 2024, the Staff notified the Company that it has not regained compliance with Listing Rule 5550(a)(2) and was not eligible for a second 180-day period (the “Delisting Determination”). Further, unless the Company requested an appeal of the Delisting Determination to a Hearings Panel (the “Panel”), the Company’s securities would be scheduled for delisting from The Nasdaq Capital Market.

In early January 2024, the Company submitted a request to the Panel to appeal the Delisting Determination, and on January 16, 2024, the Panel notified the Company that it received the request which stayed the suspension of the Company’s securities and the filing of the Form 25-NSE, pending the Hearing Panel’s final written decision.

On March 22, 2024, the Company received written notice from the Panel that the Company regained compliance with the minimum bid price requirement under NASDAQ Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market.

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

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2023, the Company had a cash balance of $1,024,710, had short-term investments of $2,592,689, and had working capital of $3,372,503. On February 17, 2023, the Company completed an initial public offering (“IPO”) and sold 140,563 shares of its common stock at a price to the public of $49.80 per share for gross proceeds of $7,000,000. The Company received net proceeds of $5,958,470 which is net of offering related expenses paid with proceeds of $1,041,530. The Company also reclassified $202,559 of deferred offering costs as of December 31, 2022 to additional paid in capital upon completing the IPO which resulted in total net proceeds, after equity issuance costs, of $5,755,871. During the year ended December 31, 2023, the Company used net cash in operations of $2,980,592 and purchased liquid short-term investments of $3,491,242. On March 13, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”). In connection with this Private Placement, the Company raised aggregate gross proceeds of $3,499,484 and received net proceeds of $3,056,984, net of offering costs of $382,500 and legal fees of $60,000 (See Note 9).

Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. The Company believes that its existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

The three levels of the fair value hierarchy are as follows:

●	Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

●	Level 2 - Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

●	Level 3 - Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$2,592,689	$-	$-	$-	$-	$-

The Company’s short-term investments are level 1 measurements and are based on the quoted fair value at each date.

The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses and other current assets, deferred offering costs, accounts payable, and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of December 31, 2023 and 2022.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On December 31, 2023, the Company had approximately $507,000 of cash in excess of FDIC limits of $250,000.

Accounts receivable

The Company adopted ASC 326, “Financial Instruments - Credit Losses” on January 1, 2023 and recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The bad debt expense associated with the allowance for doubtful accounts related to accounts receivable is recognized in general and administrative expenses. As of December 31, 2023 and 2022, accounts receivable amounted to $8 and $0, respectively, and for the years ended December 31, 2023 and 2022, the Company did not recognize any bad debt expense.

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

Short-Term Investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised solely of rated U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the balance sheets and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) on the balance sheet and as a component of the statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the statements of operations.

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

The Company recorded $95,785 and $0 of unrealized gains as a component of other comprehensive loss for the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company recognized a gain on sale of short-term investments of $20,662 and $0, respectively.

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles - Goodwill and Other Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. As of December 31, 2023, the Company’s digital currencies consisted of 1,553.37 units of Polygon (MATIC), an Ethereum token. The Company held no such digital currencies as of December 31, 2022.

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

Property and equipment includes capitalized internal-use software development costs. Costs incurred to develop internal-use software, including game development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the function intended. Capitalization ceases at the point the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements, which currently is three years. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use. During the years ended December 31, 2023 and 2022, internal-use software development costs of $56,971 and $0 have been capitalized into property and equipment and are being amortized over 36 months, respectively.

Intangible Assets

Intangible assets, consisting of software licenses and technology licenses, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life of 5 years, less any impairment charges. During the years ended December 31, 2023 and 2022, the Company recorded an impairment loss of $52,363 and $0, respectively (see Note 5).

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to account for forfeitures as they occur.

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

Revenue Recognition

The Company follows Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures.

In accordance with ASU Topic 606 - Revenue from Contracts with Customers, the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company plans to generate revenue from the following sources:

●	The Company generates revenue from the sale of our in-game items to our customers. Revenue generated from such sales, primarily through the app stores, such as Google Play Store or Apple App Store, is recognized upon delivery of the in-game items to the customer, which is when the Company completes its sole performance obligation. Fees incurred by the Company, such as commissions to the app stores, are recognized in operating expenses.

●	The Company plans to generate revenue from advertising fees paid by game advertisers, developers, hardware companies, or other strategic partners to the Company for promotion on our platform. Revenues from these fees will be recognized ratably over the agreed upon advertising service period and upon delivery of agreed upon advertising services, which constitutes satisfaction of the performance obligation.

●	The Company plans to generate royalty revenues when a third party sells one of our NFTs on a third-party platform. We will recognize royalty revenue when it is probable that we will collect the royalty fee owed which is typically when we receive notification from the third-party platform that an NFT has been sold, which constitutes satisfaction of the performance obligation. In the instance where the Company will receive royalty payments when a customer disposes of an in-game NFT in the secondary market on a third-party platform or any other payment that is not in fiat currency, the Company will recognize the revenue in accordance with ASC 606-10-32-21, “Noncash Consideration”. The fair value of the non-cash consideration received shall be determined by using the quoted price for such non-cash consideration on the date of the transaction.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as labor and outside development costs, software license fees, materials, and other allocated costs incurred.

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

	December 31,
	2023	2022
Common stock equivalents:
Warrants	11,245	-
Stock options	38,333	-
Total	49,578	-

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – SHORT-TERM INVESTMENTS

On December 31, 2023, the Company’s short-term investments consisted of the following:

	Cost	Unrealized Gain	Fair Value
US Treasury bills	$2,496,904	$95,785	$2,592,689
Total short-term investments	$2,496,904	$95,785	$2,592,689

NOTE 4 – PROPERTY AND EQUIPMENT

On December 31, 2023 and 2022, property and equipment consists of the following:

	Useful life	December 31, 2023	December 31, 2022
Capitalized internal-use software development costs	3 years	$56,971	$-
Less: accumulated amortization		(4,365)	-
		$52,606	$-

For the year ended December 31, 2023, amortization of capitalized internal-use software development costs amounted to $4,365.

NOTE 5 – INTANGIBLE ASSET

On December 31, 2023 and 2022, intangible asset consisted of the following:

	Useful life	December 31, 2023	December 31, 2022
License	5 years	$-	$62,836
Less: accumulated amortization		-	(4,189)
		$-	$58,647

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

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

In consideration of the Licenses granted under this License Agreement, the Company paid or was to pay to Columbia fees and royalties as follows:

1)	License Fee: A non-refundable, non-recoverable and non-creditable license fee in the sum of $25,000 was paid to Columbia within 30 days of the effective date of August 29, 2022;

2)	Revenue-based Milestone Payments including non-refundable, nonrecoverable and non-creditable milestone payments;

3)	Royalties: Non-refundable, non-recoverable and non-creditable running royalty on all Licensed Products that are Sold by Company, its Affiliates and Sublicenses, or as otherwise used in to generate Gross Revenue during the term of this Agreement:

4)	Fees and expenses: In connection with the License, the Company paid Columbia $30,704 to cover expenses and paid professional fees of $7,132. These fees and expenses were capitalized into intangible assets on the accompany balance sheets.

5)	Win-State Payments: In the event of the Company’s success results in significant shareholder value appreciation after as Initial Financing (“Initial Financing” being the first bona fide equity financing of the Company after the Effective Date that results in gross proceeds to the Company of at least $500,000), the Company will make a number of valuation dependent Win-State Payments” to Columbia in connection with a financing or sale (each such transaction a ‘Transaction”).

On August 9, 2023 and effective August 1, 2023, the Company and Columbia University agreed to the termination of the Software and Patent License Agreement between the Company and The Trustees of Columbia University in the City of New York, dated August 29, 2022. Based on management’s analysis, the Company determined the Licenses were not commercially viable in the current competitive landscape. The termination of the Agreement will not have any impact on the Company’s future revenues. Accordingly, as of December 31, 2023, the Company wrote off the remaining unamortized book value of the intangible asset of $52,363, and during the year ended December 31, 2023, the Company recorded an impairment loss of $52,363, which is included in operating expenses on the accompanying statement of operations and comprehensive loss.

For the year ended December 31, 2023, amortization of intangible assets, prior to the impairment loss, amounted to $6,284.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of December 31, 2023 and 2022, no preferred shares have been designated and no preferred shares were issued and outstanding.

Common Stock

In January 2022, subscriptions receivable of $37,500 were collected.

2023 Stock Repurchase Plan

On March 20, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $500,000 of the Company’s common stock until December 31, 2023 (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the year ended December 31, 2023, the Company purchased and cancelled 20,349 shares of its common stock for $99,736, or at an average price of $4.90 per share.

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

Initial Public Offering

On February 17, 2023, the Company completed the IPO and sold 140,563 shares of its common stock at a price to the public of $49.80 per share for gross proceeds of $7,000,000. The Company received net proceeds of $5,958,470 which is net of offering expenses of $1,041,530. Additionally, the Company reclassified deferred offering costs of $202,599 which were paid and deferred as of December 31, 2022 as a charge to additional paid in capital as equity issuance costs. In connection with the IPO, the Company issued 11,245 warrants to the placement agent. The warrants are exercisable at $54.78 per share and expire on February 14, 2028. The fair value of these warrant of $3,657,258 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; expected volatility of 69.8%; risk-free interest rate of 4.03%; and an estimated holding period of 5 years. These warrants had no financial statement impact as they were considered to be equity issuance costs.

2022 Equity Incentive Plan

On March 30, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved 208,333 shares of common stock for issuance thereunder. The 2022 Plan was approved by shareholders on March 30, 2022. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards.

Stock Options

On February 14, 2023, the Company granted aggregate stock options to purchase 33,333 of the Company’s common stock at an exercise price of $49.80 per share to the Company’s chief executive officer, an executive officer, and employee and consultants pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was February 14, 2023 and the options expire on February 14, 2033. The options vest as to (i) 28,333 of such options on February 14, 2023; and (ii) the remaining 5,000 options vest quarterly (417 each quarter) beginning on May 14, 2023 and each quarter thereafter through February 14, 2026. The stock options were valued at $1,023,290 on the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

On March 6, 2023, the Company granted stock options to purchase 5,000 of the Company’s common stock at an exercise price of $49.80 per share to the Company’s board of directors pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was March 6, 2023 and the options expire on March 6, 2028. The options vest on the one-year anniversary of the stock option grant on March 6, 2024. The stock options were valued at the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period. The stock options were valued at $33,972 on the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions: risk-free interest rates ranging from 3.95% to 4.0%, expected dividend yield of 0%, expected option term of three to six years using the simplified method, and expected volatilities ranging from 68.8% to 71.6% based on the calculated volatility of comparable companies.

During the year ended December 31, 2023, the Company recognized total stock-based expenses related to stock options of $936,354 which has been reflected in general and administrative expenses on the statements of operations and comprehensive loss. A balance of $120,908 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 2.1 years.

There was no option activity during the year ended December 31, 2022. Option activity for the year ended December 31, 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2022	-	$-	-
Granted	38,333	49.80	-
Balance on December 31, 2023	38,333	$49.80	8.49
Options exercisable on December 31, 2023	29,583	$49.80	9.13
Weighted average fair value of options granted during the period	-	$27.60	-

On December 31, 2023, the aggregate intrinsic value of options outstanding was $0.

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

Stock Warrants

In connection with the IPO, the Company issued 11,245 fully vested warrants to the placement agent. The warrants are exercisable at $54.78 per share and expire on February 14, 2028. The warrants were considered equity issuance costs; therefore, there was no financial statement impact for the grant during the year ended December 31, 2023.

There was no warrant activity during the year ended December 31, 2022. Warrant activity for the year ended December 31, 2023 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	-	$-	-	-
Granted	11,245	54.78	-	-
Balance Outstanding, December 31, 2023	11,245	$54.78	4.13	-
Exercisable, December 31, 2023	11,245	$54.78	4.13	-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On February 17, 2023, the Company entered into an executive employment agreement with Vadim Mats, the Company’s Chief Executive Officer (CEO) in connection with the Company’s initial public offering (the “IPO”). The term of the agreement will continue for one (1) year from the date of execution and automatically renews for successive one (1) year periods at the end of each term until either party delivers written notice of their intent not to review at least 90 days prior to the expiration of the then effective term. Pursuant to the agreement, Mr. Mats shall receive a base salary at the annual rate of $400,000 payable in equal installments in accordance with the Company’s standard payroll policies. Additionally, on February 14, 2023, the board of directors approved the issuance of stock options, with immediate vesting, to Mr. Mats to purchase up to 16,667 shares of common stock under the Company’s 2022 Equity Incentive Plan (see Note 6). Mr. Mats shall also be eligible to receive an annual cash bonus in an amount up to 2x his then-current base salary if the Company meets or exceeds criteria to be adopted by the compensation committee annually.

NOTE 8 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2023 and 2022 consist of net operating loss carryforwards and the mandatory capitalization of research and development cost for tax purposes pursuant to Section 174, as revised by the Tax Cuts and Jobs Act (“TCJA”). The TCJA amended Section 174 relating to the federal tax treatment of research or experimental expenditures paid or incurred during the taxable year. The new Section 174 rules require taxpayers to capitalize and amortize specified research and experimental expenditures, including software development, over a period of five years (attributable to domestic research) or 15 years (attributable to foreign research). The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

As of December 31, 2023 and 2022, components of deferred tax assets and liabilities are as follows:

	December 31, 2023	December 31, 2022
Net operating loss carryforward	$795,489	$190,123
Research and development	366,256	204,069
Total deferred tax assets	1,161,745	394,192
Valuation allowance	(1,161,745)	(394,192)
Net Deferred Tax Assets	$-	$-

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

A reconciliation of the effective tax rate with the statutory Federal income tax rate was as follows for the years ended December 31, 2023 and 2022:

	For the Year ended December 31, 2023	For the Year ended December 31, 2022
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
State tax benefit, net of Federal tax benefit	(5.1)%	(6.5)%
Non-deductible expenses	6.2%	-%
Change in estimated effective tax rate	(1.4)%	-%
Change in valuation allowance	21.3%	27.5%
Effective tax rate	0%	0%

As of December 31, 2023, the Company had approximately $3,043,768 in net operating loss carry forwards for federal income tax purposes of which $3,043,768 may be carried forward indefinitely subject to annual usage limitations of 80% of taxable income. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. The Company is currently using a 26.135% effective tax rate for its projected available net operating loss carry-forward.

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet for the coming year and has established a valuation allowance in the amount of $1,161,745 as of December 31, 2023 due to the uncertainty of generating taxable income. The valuation allowance increased in 2023 by $767,553.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2023, 2022 and 2021 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 9 – SUBSEQUENT EVENTS

Reverse split

On February 28, 2024, a majority of the Company shareholders granted discretionary authority to the Company’s Board of Directors to amend the Company’s Certificate of Incorporation to effect one or more consolidations of the Company’s issued and outstanding shares of common stock, pursuant to which the shares of common stock would be combined and reclassified into on the basis of one share of common stock for each 12 shares of the Company’s common stock then issued and outstanding (the “Reverse Stock Split”). On March 7, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-12 reverse stock split with respect to the outstanding shares of the Company’s common stock. The Certificate of Amendment and the reverse stock split became effective on March 7, 2024. All share and per share data in the accompanying financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split.

Technology purchase agreement

On March 4, 2024, the Company entered into a Purchase Agreement with a third party (the “Seller”) to acquire certain technology and computer code. The Purchase Agreement grants the Company a perpetual, worldwide, non-exclusive, non-transferable, royalty free, fully paid license to (a) modify and create derivative works (“Derivative Works”) from certain technology and related codebase including, but not limited to, “Habit-tracking Module,” “Administrative Panel,” and related computer code (the “Code”). The aggregate purchase price shall be $150,000 (“Purchase Price”) payable in 4 monthly installments of $37,500 beginning on March 15, 2024.

Stock options

On March 5, 2024, the Company granted stock options to purchase an aggregate of 6,249 (2,083 stock options to each director) shares of the Company’s common stock at an exercise price of $6.00 per share to the Company’s board of directors pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was March 5, 2024 and the options expire on March 5, 2029. The options vest on the one-year anniversary of the stock option grant on March 5, 2025. The stock options will be valued on the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

On March 7, 2024, the Company entered into Advisory Board Agreements (the Advisory Agreements”) with three members of the Company’s Medical Advisory Board. In connection with the Advisory Agreements, each medical Board member shall be paid an annual cash fee of $40,000 paid quarterly, and Company shall grant each Medical Advisory Board member stock options to purchase 4,167 shares of the Company’s common stock. As of the date of this report, the Company has not granted these options. The stock options will be valued on the grant date using a Black-Scholes option pricing model which will be recognized as stock-based professional fees over the vesting period.

GAXOS.AI INC.

(FORMERLY THE NFT GAMING COMPANY, INC.)

NOTES TO FINANCIAL STATEMENTS

December 31, 2023 and 2022

Private Placement

On March 13, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of aggregate Units consisting of (i) 108,000 shares of the Company’s common stock, (ii) series A warrants to purchase up to 628,367 shares of the Company’s common stock (the “Series A Warrants”), and (iii) series B warrants to purchase up to 628,367 shares of the Company’s common stock (the “Series B Warrants” and together with the Series A Warrants, the “Common Warrants”). The purchase price of each Unit consisted of one share of the Company’s common stock and associated Common Warrants, was $5.57 per Unit for aggregate gross proceeds of $601,560. Additionally, the Company sold pre-funded warrants to purchase up to 520,367 shares of the Company’s common stock (the “Pre-Funded Warrants”). Pre-funded Warrants are a type of warrant that allows the warrant holder to purchase a specified number of a company’s securities at a nominal exercise price. The purchase price of each Pre-Funded Warrant was $5.569 for aggregate gross proceeds of $2,897,924. In connection with this Private Placement, the Company raised aggregate gross proceeds of $3,499,484 and received net proceeds of $3,056,984, net of offering costs of $382,500 and legal fees of $60,000.

The Common Warrants are exercisable immediately upon issuance at an exercise price of $5.50 per share. The Series A Warrants will expire five and one-half years from the date of issuance and the Series B Warrants will expire twenty-four months from the date of issuance. The Pre-Funded Warrants are exercisable immediately upon issuance at a nominal exercise price of $0.001 and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A holder of Pre-Funded Warrants or Common Warrants (together with its affiliates) may not exercise any portion of a warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company’s outstanding Common Stock immediately after exercise.

In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of March 13, 2024, with the Purchaser, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the securities issued in the Private Placement no later than 30 days after the date of the Registration Rights Agreement, and to use its best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 60 days following the date of the Registration Rights Agreement (or 90 days following the date of the Registration Rights Agreement in the event of a “full review” by the SEC).

The Private Placement closed on March 15, 2024. The gross proceeds to the Company from the Private Placement were approximately $3.5 million, before deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement for general corporate purposes and working capital.

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of March 7, 2024 and as amended on March 13, 2024, between the Company and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid Wainwright (i) a total cash fee equal to 7.5% of the aggregate gross proceeds of the Private Placement and (ii) a management fee of 1.0% of the aggregate gross proceeds of the Private Placement. In addition, the Company agreed to pay Wainwright certain expenses and issued to Wainwright or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 47,128 shares of the Company’s common stock at an exercise price equal to $6.9625 per share. The Placement Agent Warrants are exercisable immediately upon issuance and have a term of exercise equal to five and a half years from the date of issuance. In addition, pursuant to the Engagement Letter, the Company agreed that upon any exercise for cash of any privately placed warrants issued to investors in an offering covered by the Engagement Letter, the Company shall (i) pay Wainwright a cash fee of 7.5% and a management fee of 1.0% of the aggregate gross exercise paid in cash with respect thereto, and (ii) issue warrants to purchase that number of shares of common stock equal to 7.5% of the aggregate number of shares of common stock underlying the warrants that were exercised.

Treasury Shares

In connection with the 2023 Stock Repurchase Program, from January 1, 2024 to March 28, 2024, the Company purchased and cancelled 6,846 shares of its common stock for $19,601, or at an average price of $2.86 per share.