Form 10-Q
period 2024-03-31
GAXOS.AI INC.
filed 2024-05-14
CIK 1895618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-41620

GAXOS.AI INC.

(Exact name of registrant as specified in its charter)

Delaware	87-3288897
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

101 Eisenhower Pkwy, Suite 300
Roseland, New Jersey	07068
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 275-7428

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $0.0001 per share	GXAI	The Nasdaq Stock Market LLC

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

As of May 10, 2024, there were 1,093,672 shares of common stock, par value $0.0001 per share, issued and outstanding.

GAXOS.AI INC.
FORM 10-Q
MARCH 31, 2024

-i-

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to the Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors referred to on page 4 of our Annual Report on Form 10-K for the year ended December 31, 2023 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

-ii-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAXOS.AI INC.

BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,312,277	$1,024,710
Short-term investments, at fair value	2,092,078	2,592,689
Accounts receivable	10	8
Prepaid expenses and other current assets	360,913	25,132

Total Current Assets	5,765,278	3,642,539

LONG-TERM ASSETS:
Property and equipment, net	67,733	52,606
Intangible assets, net	147,500	-
Digital currencies	801	801

Total Long-Term Assets	216,034	53,407

TOTAL ASSETS	$5,981,312	$3,695,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$393,150	$215,882
Accrued expenses	120,623	54,154

Total Current Liabilities	513,773	270,036

Total Liabilities	513,773	270,036

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock; par value $0.0001; 5,000,000 shares authorized; No shares issued and outstanding on March 31, 2024 and December 31, 2023	-	-
Common stock; par value $0.0001: 50,000,000 shares authorized; 1,093,672 and 988,368 share issued and outstanding on March 31, 2024 and December 31, 2023, respectively	109	99
Additional paid-in capital	11,764,728	8,711,550
Accumulated other comprehensive (loss) income	(3,629)	95,785
Accumulated deficit	(6,293,669)	(5,381,524)

Total Stockholders’ Equity	5,467,539	3,425,910

Total Liabilities and Stockholders’ Equity	$5,981,312	$3,695,946

See accompanying notes to unaudited financial statements.

GAXOS.AI INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
REVENUES	$19	$-

OPERATING EXPENSES:
Research and development	182,329	104,551
General and administrative	861,529	1,437,781

Total Operating Expenses	1,043,858	1,542,332

LOSS FROM OPERATIONS	(1,043,839)	(1,542,332)

OTHER INCOME:
Interest income	11,979	6,301
Realized gain on short-term investments	119,715	-

Total other income	131,694	6,301

NET LOSS	$(912,145)	$(1,536,031)

COMPREHENSIVE LOSS:
Net loss	$(912,145)	$(1,536,031)

Other comprehensive income:
Unrealized (loss) income on short-term investments	(99,415)	18,156

Comprehensive loss	$(1,011,560)	$(1,517,875)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.91)	$(1.64)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	1,005,558	938,435

See accompanying notes to unaudited financial statements.

GAXOS.AI INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Unaudited)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	-	$-	988,368	$99	$8,711,550	$95,785	$(5,381,524)	$3,425,910

Common shares and warrants issued for cash, net	-	-	108,000	11	159,049	-	-	159,060

Sale of pre-funded warrants for cash	-	-	-	-	2,897,924	-	-	2,897,924

Purchase and cancellation of treasury stock	-	-	(6,846)	(1)	(19,601)	-	-	(19,602)

Accretion of stock option expense	-	-	-	-	15,806	-	-	15,806

Rounding shares from reverse split	-	-	4,150	-	-	-	-	-

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	(99,414)	-	(99,414)

Net loss	-	-	-	-	-	-	(912,145)	(912,145)

Balance, March 31, 2024	-	-	1,093,672	109	11,764,728	(3,629)	(6,293,669)	5,467,539

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2022	-	-	868,154	87	2,119,073	-	(1,433,427)	685,733

Common shares issued for cash	-	-	140,563	14	5,755,857	-	-	5,755,871

Accretion of stock option expense	-	-	-	-	870,572	-	-	870,572

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	18,156	-	18,156

Net loss	-	-	-	-	-	-	(1,536,031)	(1,536,031)

Balance, March 31, 2023	-	$-	1,008,717	$101	$8,745,502	$18,156	$(2,969,458)	$5,794,301

See accompanying notes to unaudited financial statements.

GAXOS.AI INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(912,145)	$(1,536,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	8,683	3,142
Stock-based compensation	15,806	870,572
Realized gain on short-term investments	(119,715)	-
Change in operating assets and liabilities:
Accounts receivable	(2)	-
Prepaid expenses and other current assets	(335,781)	(165,123)
Accounts payable	177,268	(119,399)
Accrued expenses	66,469	12,981

NET CASH USED IN OPERATING ACTIVITIES	(1,099,417)	(933,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(2,095,707)	(3,491,242)
Proceeds from sale of short-term investments	2,616,619	-
Increase in capitalized internal-use software development costs	(21,310)	-
Purchase of intangible asset	(150,000)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	349,602	(3,491,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	159,060	5,958,470
Proceeds from sale of pre-funded warrants	2,897,924	-
Purchase and cancellation of treasury shares	(19,602)	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,037,382	5,958,470

NET INCREASE IN CASH	2,287,567	1,533,370

CASH, beginning of period	1,024,710	679,781

CASH, end of period	$3,312,277	$2,213,151

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of deferred offering costs to equity	$-	$202,599
Unrealized (loss) income on short-term investments	$(99,414)	$18,156

See accompanying notes to unaudited financial statements.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

The accompanying unaudited financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

Management acknowledges its responsibility for the preparation of the accompanying unaudited financial statements which reflect all adjustments, consisting of normal recurring and non-recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented.

The accompanying unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited financial statements should be read in conjunction with the summary of significant accounting policies and notes to the financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 2024.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2024, the Company had a cash balance of $3,312,277, had short-term investments of $2,092,078, and had working capital of $5,251,505. During the three months ended March 31, 2024, the Company used net cash in operations of $1,099,417. On March 13, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”). In connection with this Private Placement, the Company raised aggregate gross proceeds of $3,499,484 and received net proceeds of $3,056,984, net of offering costs of $382,500 and legal fees of $60,000 (See Note 6).

Until such time the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. The Company believes that its existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited financial statements include valuation of intangible assets and other long-lived assets, estimates of deferred tax valuation allowances and the fair value of stock options issued for services.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$2,092,078	$-	$-	$2,592,689	$-	$-

The Company’s short-term investments are level 1 measurements and are based on the quoted fair value on each date.

The carrying amounts reported in the balance sheets for cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximate their fair market value based on the short-term maturity of these instruments.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of March 31, 2024 and December 31, 2023.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On March 31, 2024, the Company had approximately $3,044,000 of cash in excess of FDIC limits of $250,000.

Accounts receivable

The Company adopted ASC 326, “Financial Instruments - Credit Losses” on January 1, 2023 and recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The bad debt expense associated with the allowance for doubtful accounts related to accounts receivable is recognized in general and administrative expenses. As of March 31, 2024 and December 31, 2023, accounts receivable amounted to $10 and $8, respectively, and for the three months ended March 31, 2024 and 2023, the Company did not recognize any bad debt expense.

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

The Company recorded $(99,015) and $18,156 of unrealized (loss) income as a component of other comprehensive loss for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company recognized a gain on sale of short-term investments of $119,715 and $0, respectively.

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets. Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. As of March 31, 2024, the Company’s digital currencies consisted of 1,552.78 units of Polygon (MATIC), an Ethereum token.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

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

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

The following were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

	March 31,
	2024	2023
Common stock equivalents:
Warrants	1,835,474	11,245
Stock options	44,583	38,333
Total	1,880,057	49,578

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – SHORT-TERM INVESTMENTS

On March 31, 2024, the Company’s short-term investments consisted of the following:

	Cost	Cumulative Unrealized Loss	Fair Value
US Treasury bills	$2,095,707	$(3,629)	$2,092,078
Total short-term investments	$2,095,707	$(3,629)	$2,092,078

On December 31, 2023, the Company’s short-term investments consisted of the following:

	Cost	Cumulative Unrealized Gain	Fair Value
US Treasury bills	$2,496,904	$95,785	$2,592,689
Total short-term investments	$2,496,904	$95,785	$2,592,689

NOTE 4 – PROPERTY AND EQUIPMENT

On March 31, 2024 and December 31, 2023, property and equipment consisted of the following:

	Useful life	March 31, 2024	December 31, 2023
Capitalized internal-use software development costs	3 years	$78,281	$56,971
Less: accumulated amortization		(10,548)	(4,365)
		$67,733	$52,606

During the three months ended March 31, 2024 and 2023, internal-use software development costs of $21,310 and $0 have been capitalized into property and equipment and are being amortized over 36 months, respectively. For the three months ended March 31, 2024 and 2023, amortization of capitalized internal-use software development costs amounted to $6,183 and $0, respectively.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

NOTE 5 – INTANGIBLE ASSET

On March 31, 2024 and December 31, 2023, intangible asset consisted of the following:

	Useful life	March 31, 2024	December 31, 2023
License	5 years	$150,000	$-
Less: accumulated amortization		(2,500)	-
		$147,500	$-

On August 29, 2022, the Company entered into a Software and Patent License Agreement (the “License Agreement”) with Columbia University (“Columbia”), whereby the Company obtained a license from Columbia with respect to software and intellectual property rights and patents. In connection with the License Agreement, Columbia granted to the Company a royalty-bearing, exclusive, worldwide, non-transferable license under the License Agreement, to discover, develop, manufacture, have made, use, sell, offer to sell, have sold, import, export, distribute, rent or lease licensed products and copy, use, modify, and create derivative works from licensed software and technical information during the term of the License Agreement. On August 9, 2023 and effective August 1, 2023, the Company and Columbia University agreed to the termination of the License Agreement. Based on management’s analysis, the Company determined the Licenses were not commercially viable in the current competitive landscape. The termination of the Agreement will not have any impact on the Company’s future revenues. Accordingly, as of December 31, 2023, the Company wrote off the remaining unamortized book value of the intangible asset of $52,363, and during the year ended December 31, 2023, the Company recorded an impairment loss of $52,363, which was included in operating expenses.

On March 4, 2024, the Company entered into a Purchase Agreement with a third party to acquire certain technology and computer code. The Purchase Agreement grants the Company a perpetual, worldwide, non-exclusive, non-transferable, royalty free, fully paid license to (a) modify and create derivative works from certain technology and related codebase including, but not limited to, “Habit-tracking Module,” “Administrative Panel,” and related computer code. The aggregate purchase price was $150,000 and is included in intangible assets on the accompanying balance sheet. The purchase price of $150,000 is payable in 4 monthly installments of $37,500, beginning on March 15, 2024.

For the three months ended March 31, 2024 and 2023, amortization of intangible assets based on an estimated useful life of 5 years, including amortization expense related to the License Agreement prior to the impairment loss as discussed above, amounted to $2,500 and $3,142, respectively.

Amortization of the intangible asset attributable to future periods is as follows:

Year ending March 31:	Amount
2025	$30,000
2026	30,000
2027	30,000
2028	30,000
2029	27,500
$147,500

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of March 31, 2024 and December 31, 2023, no preferred shares have been designated and no preferred shares were issued and outstanding.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Common Stock

2023 Stock Repurchase Plan

On March 20, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $500,000 of the Company’s common stock until December 31, 2023 (the “2023 Stock Repurchase Program”). On January 1, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $500,000 of the Company’s common stock until March 31, 2024. In connection with the 2023 Stock Repurchase Program, from January 1, 2024 to March 31, 2024, the Company purchased and cancelled 6,846 shares of its common stock for $19,602, or at an average price of $2.86 per share.

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

Private Placement

On March 13, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of aggregate Units consisting of (i) 108,000 shares of the Company’s common stock, (ii) series A warrants to purchase up to 628,367 shares of the Company’s common stock (the “Series A Warrants”), and (iii) series B warrants to purchase up to 628,367 shares of the Company’s common stock (the “Series B Warrants” and together with the Series A Warrants, the “Common Warrants”). The purchase price of each Unit consisted of one share of the Company’s common stock and associated Common Warrants, was $5.57 per Unit for aggregate gross proceeds of $601,560. Additionally, the Company sold pre-funded warrants to purchase up to 520,367 shares of the Company’s common stock (the “Pre-Funded Warrants”). Pre-funded Warrants are a type of warrant that allows the warrant holder to purchase a specified number of a company’s securities at a nominal exercise price. The purchase price of each Pre-Funded Warrant was $5.569 for aggregate gross proceeds of $2,897,924. In connection with this Private Placement, the Company raised aggregate gross proceeds of $3,499,484 and received net proceeds of $3,056,984, net of offering costs paid to the placement agent (see below) of $382,500 and legal fees of $60,000, which were charged to additional paid-in capital against the gross proceeds. The Company is using the net proceeds received from the Private Placement for general corporate purposes and working capital.

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

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

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

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of March 7, 2024 and as amended on March 13, 2024, between the Company and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid Wainwright (i) a total cash fee equal to 7.5% of the aggregate gross proceeds of the Private Placement and (ii) a management fee of 1.0% of the aggregate gross proceeds of the Private Placement. In addition, the Company agreed to pay Wainwright certain expenses and issued to Wainwright or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 47,128 shares of the Company’s common stock at an exercise price equal to $6.9625 per share. The Placement Agent Warrants are exercisable immediately upon issuance and have a term of exercise equal to five and a half years from the date of issuance. The fair value of the Placement Agent Warrants of $318,900 was calculated using the Binomial Lattice valuation model, which is considered an offering cost and is netted against the net proceeds received. In addition, pursuant to the Engagement Letter, the Company agreed that upon any exercise for cash of any privately placed warrants issued to investors in an offering covered by the Engagement Letter, the Company shall (i) pay Wainwright a cash fee of 7.5% and a management fee of 1.0% of the aggregate gross exercise paid in cash with respect thereto, and (ii) issue warrants to purchase that number of shares of common stock equal to 7.5% of the aggregate number of shares of common stock underlying the warrants that were exercised.

The Placement Agent Warrants were valued on the date of issuance using Binomial Lattice valuation model with the following assumptions:

March 15, 2024
Dividend rate	—%
Term (in years)	5.5 years
Volatility	186.5%
Risk—free interest rate	4.33%

The risk-free interest rate is based on the U.S. Treasury rates at the date of issuance with a maturity date approximately equal to the expected life at issuance date. Volatility is based on historical and expected future volatility of the Company’s common stock. The Company has not historically issued any dividends and does not expect to in the future.

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

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

On March 5, 2024, the Company granted stock options to purchase an aggregate of 6,249 (2,083 stock options to each director) shares of the Company’s common stock at an exercise price of $6.00 per share to the Company’s board of directors pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was March 5, 2024 and the options expire on March 5, 2029. The options vest on the one-year anniversary of the stock option grant on March 5, 2025. The stock options were valued on the grant date at an aggregate fair value of $33,880 using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

On March 7, 2024, the Company entered into Advisory Board Agreements (the Advisory Agreements”) with three members of the Company’s Medical Advisory Board. In connection with the Advisory Agreements, each medical Board member shall be paid an annual cash fee of $40,000 paid quarterly, and Company shall grant each Medical Advisory Board member stock options to purchase 4,167 shares of the Company’s common stock. As of the date of this report, the Company has not granted these options and the terms of the options are unknown. The stock options will be valued on the grant date using a Black-Scholes option pricing model which will be recognized as stock-based professional fees over the vesting period.

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Dividend rate	—%	—%
Term (in years)	3.0 years	3.0 to 6.0 years
Volatility	184.6%	68.8% to 71.6%
Risk—free interest rate	4.32%	3.95% to 4.00%

The expected terms of the options are based on evaluations of historical and expected future employee exercise behavior using the simplified method. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical and expected future volatility of the Company’s common stock. The Company has not historically issued any dividends and does not expect to in the future.

During the three months ended March 31, 2024 and 2023, the Company recognized total stock-based expenses related to stock options of $15,806 and $870,572, respectively, which has been reflected in general and administrative expenses on the statements of operations and comprehensive loss. As of March 31, 2024, a balance of $138,982 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.75 years.

Stock option activity during the three months ended March 31, 2024 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2023	38,334	$49.80	8.49
Granted	6,249	6.00	-
Balance on March 31, 2024	44,583	$43.66	7.77
Options exercisable on March 31, 2024	35,001	$49.80	8.17
Weighted average fair value of options granted during the period	-	$5.82	-

On March 31, 2024, the aggregate intrinsic value of options outstanding was $875.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2024

(Unaudited)

Stock Warrants

In connection with the IPO, in February 2023, the Company issued 11,245 fully vested warrants to the placement agent. The warrants are exercisable at $54.78 per share and expire on February 14, 2028. The warrants were considered equity issuance costs; therefore, there was no financial statement impact for the grant during the year ended December 31, 2023.

On March 13, 2024, the Company entered into a Purchase Agreement with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”) of aggregate Units consisting of (i) 108,000 shares of the Company’s common stock, (ii) series A warrants to purchase up to 628,367 shares of the Company’s common stock (the “Series A Warrants”), and (iii) series B warrants to purchase up to 628,367 shares of the Company’s common stock (the “Series B Warrants” and together with the Series A Warrants, the “Common Warrants”). Additionally, the Company sold pre-funded warrants to purchase up to 520,367 shares of the Company’s common stock (the “Pre-Funded Warrants”). Pre-funded Warrants are a type of warrant that allows the warrant holder to purchase a specified number of a company’s securities at a nominal exercise price. The Common Warrants are exercisable immediately upon issuance at an exercise price of $5.50 per share. The Series A Warrants will expire five and one-half years from the date of issuance and the Series B Warrants will expire twenty-four months from the date of issuance. The Pre-Funded Warrants are exercisable immediately upon issuance at a nominal exercise price of $0.001 and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A holder of Pre-Funded Warrants or Common Warrants (together with its affiliates) may not exercise any portion of a warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company’s outstanding Common Stock immediately after exercise.

Additionally, in connection with the Private Placement, the Company issued 47,128 placement agent warrants, which are exercisable for a period of five and one-half years from the issuance date at an original exercise price of $6.9625 per share. The fair value of the Placement Agent Warrants of $318,900 was calculated using the Binomial Lattice valuation model, which is considered an offering cost and is netted against the net proceeds received (See Private Placement above).

Warrant activity for the three months ended March 31, 2024 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	11,245	$54.78	4.13	$-
Granted	1,824,229	3.97	-	-
Balance Outstanding, March 31, 2024	1,835,474	$4.28	4.19	$3,998,843
Exercisable, March 31, 2024	1,835,474	$4.28	4.19	$3,998,843

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with “Summary Financial Data” and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the Securities Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K as filed with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

We are a technology-based company that is developing applications aimed at redefining the way we utilize artificial intelligence (“AI”) to optimize the user experience. We are committed to addressing the need for AI solutions in both health and entertainment.

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

Basis of Presentation

The unaudited financial statements contained herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”).

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

Results of Operations

Comparison of Our Results of Operations for the Three Months Ended March 31, 2024 and 2023.

Revenue

During the three months ended March 31, 2024, we generated revenue of $19. During the three months ended March 31, 2023, we did not generate any revenues from operations. Once we achieve a critical mass of users, we plan to offer new features and to charge fees in order to generate revenues from these added features.

Operating Expenses

During the three months ended March 31, 2024 and 2023, we incurred operating expenses of $1,043,858 and $1,542,332, respectively, a decrease of $498,493, or 32.3%. Operating expenses consisted of the following:

Research and development expenses

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

We capitalize all development and production service payments to third-party developers as internal-use software development costs and licenses once we reach the application development stage. Prior to this stage, we expense all research and development fees. During the three months ended March 31, 2024 and 2023, we reported research and development expense of $182,329 and $104,551, respectively, an increase of $77,778, or 74.4%, primarily due to an increase in outside development costs incurred in connection with the development of Gaxos Games and Gaxos Health platforms. We expect research and development expenses to increase in the future as development of Gaxos games and Gaxos Health accelerates.

General and administrative expenses

For the three months ended March 31, 2024 and 2023, general and administrative expenses consisted of the following:

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023
Compensation and related benefit	$363,484	$786,236
Professional fees	274,688	588,862
Other general and administrative expenses	223,357	62,683
Total general and administrative expenses	$861,529	$1,437,781

Compensation and related benefits

During the three months ended March 31, 2024 and 2023, compensation and related benefits amounted to $363,484 and $786,236, respectively, a decrease of $422,752, or 53.8%. The decrease during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 was primarily attributable to a decrease in accretion of stock-based compensation related to issuance of stock options to executive officers, directors and employees of $640,491, offset by an increase in executive officer and employee compensation of $217,739.

Professional fees

During the three months ended March 31, 2024 and 2023, we incurred professional fees of $274,688 and $588,862, respectively, a decrease of $314,174, or 53.3%, attributable to a decrease in stock-based consulting fees due to the accretion of stock options expense to consultants of $214,275, and a decrease in investor relations fees of $172,000, offset by an increase in advisory fees of $29,695, and an increase in other professional fees of $42,406.

Other general and administrative expenses

General and administrative expenses consist of advertising and marketing expenses, office expenses, insurance, listing fees, computer and interest expenses, travel expenses, amortization expense, and other general business expenses. During the three months ended March 31, 2024 and 2023, we incurred general and administrative expenses of $223,357 and $62,683, respectively, an increase of $160,674, or 256.3%. Generally, the increase in other general and administrative expenses during the three months ended March 31, 2024 as compared to the three months ended March 311, 2023 was attributable to a ramp up of operations which began in February 2023 following the Company’s IPO.

Loss from operations

During the three months ended March 31, 2024 and 2023, we reported a loss from operations of $1,043,839 and $1,542,332, respectively, a decrease of $498,493, or 32.3%. The decrease in loss from operations was due to the decrease in general and administrative expenses, offset by an increase in research and development as discussed above.

Other income

During the three months ended March 31, 2024 and 2023, we reported other income of $131,694 and $6,301, respectively, an increase of $125,393. This increase is attributable to an increase in interest income of $5,678. Additionally, we recorded a realized gain on short-term investments during the three months ended March 31, 2024 and 2023 of $119,715 and $0, respectively.

Net loss

During the three months ended March 31, 2024 and 2023, our net loss amounted to $912,145, or a net loss per common share of $0.91 (basic and diluted) and $1,536,031, or a net loss per common share of $1.64 (basic and diluted), respectively, a decrease of $623,886, or 40.6%. During the three months ended March 31, 2024 and 2023, our total comprehensive loss amounted to $1,011,560 and $1,517,875, respectively, a decrease of $506,315, or 33.4%.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2024, we had a cash balance of $3,312,277, had short-term investments of $2,092,078, and had working capital of $5,251,505.

On March 13, 2024, we entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement of (i) 108,000 shares of the Company’s common stock (the “Common Stock”), (ii) pre-funded warrants to purchase 520,367 shares of Common Stock, (iii) series A warrants to purchase up to 628,367 shares of Common Stock, and (iv) series B warrants to purchase up to 628,367 shares Common Stock. The purchase price of each share of Common Stock and associated warrants was $5.57 and the purchase price of each pre-funded warrant and associated warrants was $5.569. The private placement closed on March 15, 2024 and the aggregate net proceeds of $3,056,984, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement for general corporate purposes and working capital.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2024, net cash used in operations was $1,099,417, which primarily resulted from our net loss of $912,145, adjusted for the add back of amortization expense of $8,683, stock-based compensation to employees of $15,806, and a realized gain on short-term investments of $119,715, and changes in operating asset and liabilities such as an increase in prepaid expenses and other current assets of $335,781, an increase in accounts payable of $177,268, and an increase in accrued expenses of $66,469.

For the three months ended March 31, 2023, net cash used in operations was $933,858, which primarily resulted from our net loss of $1,536,031, adjusted for the add back of amortization expense of $3,142 and stock-based compensation to employees and consultants of $870,572, and changes in operating asset and liabilities such as an increase in prepaid expenses and other current assets of $165,123, a decrease in accounts payable of $119,399, and an increase in accrued expenses of $12,981.

Cash Flows from Investing Activities

For the three months ended March 31, 2024, net cash provided by investing activities was $349,602, which resulted from proceeds received from the sale of short-term investments of $2,616,619, offset by cash used for the purchase of short-term investments of $2,095,707, an increase in capitalized internal-use software development costs of $21,310, and the purchase of an intangible asset of $150,000.

For the three months ended March 31, 2023, net cash used in investing activities was $3,491,242, which resulted from the purchase of short-term investments of $3,491,242.

Cash Flows from Financing Activities

For the three months ended March 31, 2024, net cash provided by financing activities was $3,037,382. On March 13, 2024, we entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement of (i) 108,000 shares of the Company’s common stock (the “Common Stock”), (ii) pre-funded warrants to purchase 520,367 shares of Common Stock, (iii) series A warrants to purchase up to 628,367 shares of Common Stock, and (iv) series B warrants to purchase up to 628,367 shares Common Stock. The purchase price of each share of Common Stock and associated warrants was $5.57 and the purchase price of each pre-funded warrant and associated warrants was $5.569. The private placement closed on March 15, 2024 and the aggregate net proceeds of $3,056,984, after deducting placement agent fees and expenses and offering expenses payable by the Company. Additionally, during the three months ended March 31, 2024, we purchased and cancelled 6,846 treasury shares for $19,602, or at an average price of $2.86 per share.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15 and 15d-15(e)) as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 27, 2024 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report, except discussed below. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On March 20, 2023, our Board of Directors approved a stock repurchase program authorizing the purchase of up to $500,000 of our common stock (the “2023 Stock Repurchase Program”). In connection with the 2023 Stock Repurchase Program, during the three months ended March 31, 2024, we purchased and cancelled 6,846 shares of our common stock for $19,602, or at an average price of $2.86 per share.

The following is a summary of our common stock repurchases during the quarter ended March 31, 2024:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased under the program	Maximum number (or approximate dollar value) of shares that may yet be purchased under the program
Month #1 (January 1 through January 31)	4,340	$3.00	4,340	-
Month #2 (February 1 through February 29)	2,506	$2.63	2,506	-
Month #3 (March 1 through March 31)	-	$-	-	-
Total	6,846	$2.86	6,846	$380,663

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

GAXOS.AI INC.

Dated: May 14, 2024	By:	/s/ Vadim Mats
	Name:	Vadim Mats
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 14, 2024	By:	/s/ Steven Shorr
	Name:	Steven Shorr
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)