Form 10-Q
period 2024-06-30
GAXOS.AI INC.
filed 2024-08-13
CIK 1895618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Not applicable

(Registrant’s former name, former address and former fiscal year, if changed since last report)

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

As of August 13, 2024, there were 1,197,039 shares of common stock, par value $0.0001 per share, issued and outstanding.

GAXOS.AI INC.
FORM 10-Q
JUNE 30, 2024

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

-ii-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAXOS.AI INC.

BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$2,371,933	$1,024,710
Short-term investments, at fair value	2,099,122	2,592,689
Investment in equity securities, at fair value	199,998	-
Accounts receivable	-	8
Prepaid expenses and other current assets	216,831	25,132

Total Current Assets	4,887,884	3,642,539

LONG-TERM ASSETS:
Property and equipment, net	63,070	52,606
Intangible assets, net	140,000	-
Digital currencies	37	801

Total Long-Term Assets	203,107	53,407

TOTAL ASSETS	$5,090,991	$3,695,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$297,661	$215,882
Accrued expenses	94,446	54,154

Total Current Liabilities	392,107	270,036

Total Liabilities	392,107	270,036

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock; par value $0.0001; 5,000,000 shares authorized; No shares issued and outstanding on June 30, 2024 and December 31, 2023	-	-
Common stock; par value $0.0001: 50,000,000 shares authorized; 1,197,039 and 988,368 share issued and outstanding on June 30, 2024 and December 31, 2023, respectively	120	99
Additional paid-in capital	11,798,256	8,711,550
Accumulated other comprehensive (loss) income	3,415	95,785
Accumulated deficit	(7,102,907)	(5,381,524)

Total Stockholders’ Equity	4,698,884	3,425,910

Total Liabilities and Stockholders’ Equity	$5,090,991	$3,695,946

See accompanying notes to unaudited financial statements.

GAXOS.AI INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

REVENUES	$-	$-	$19	$-

OPERATING EXPENSES:
Research and development	249,341	267,618	431,670	372,169
General and administrative	605,162	448,620	1,466,691	1,886,401
Impairment loss	-	52,363	-	52,363

Total Operating Expenses	854,503	768,601	1,898,361	2,310,933

LOSS FROM OPERATIONS	(854,503)	(768,601)	(1,898,342)	(2,310,933)

OTHER INCOME:
Interest income	45,265	14,557	57,244	20,858
Realized gain on short-term investments	-	-	119,715	-

Total other income	45,265	14,557	176,959	20,858

NET LOSS	$(809,238)	$(754,044)	$(1,721,383)	$(2,290,075)

COMPREHENSIVE LOSS:
Net loss	$(809,238)	$(754,044)	$(1,721,383)	$(2,290,075)

Other comprehensive income:
Unrealized (loss) income on short-term investments	7,045	19,649	(92,370)	37,805

Comprehensive loss	$(802,193)	$(734,395)	$(1,813,753)	$(2,252,270)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.72)	$(0.75)	$(1.60)	$(2.35)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	1,119,798	1,008,717	1,075,741	973,770

See accompanying notes to unaudited financial statements.

GAXOS.AI INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2023	-	$-	988,368	$99	$8,711,550	$95,785	$(5,381,524)	$3,425,910

Common shares and warrants issued for cash, net	-	-	108,000	11	159,049	-	-	159,060

Sale of pre-funded warrants for cash	-	-	-	-	2,897,924	-	-	2,897,924

Purchase and cancellation of treasury stock	-	-	(6,846)	(1)	(19,601)	-	-	(19,602)

Accretion of stock option expense	-	-	-	-	15,806	-	-	15,806

Rounding shares from reverse split	-	-	4,150	-	-	-	-	-

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	(99,414)	-	(99,414)

Net loss	-	-	-	-	-	-	(912,145)	(912,145)

Balance, March 31, 2024	-	-	1,093,672	109	11,764,728	(3,629)	(6,293,669)	5,467,539

Common shares issued for warrant exercise	-	-	103,367	11	93	-	-	104

Accretion of stock option expense	-	-	-	-	33,435	-	-	33,435

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	7,044	-	7,044

Net loss	-	-	-	-	-	-	(809,238)	(809,238)

Balance, June 30, 2024	-	-	1,197,039	120	11,798,256	3,415	(7,102,907)	4,698,884

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2022	-	-	868,154	87	2,119,073	-	(1,433,427)	685,733

Common shares issued for cash	-	-	140,563	14	5,755,857	-	-	5,755,871

Accretion of stock option expense	-	-	-	-	870,572	-	-	870,572

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	18,156	-	18,156

Net loss	-	-	-	-	-	-	(1,536,031)	(1,536,031)

Balance, March 31, 2023	-	-	1,008,717	101	8,745,502	18,156	(2,969,458)	5,794,301

Purchase and cancellation of treasury stock	-	-	(32,048)	(3)	(24,238)	-	-	(24,241)

Accretion of stock option expense	-	-	-	-	21,927	-	-	21,927

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	19,649	-	19,649

Net loss	-	-	-	-	-	-	(754,044)	(754,044)

Balance, June 30, 2023	-	$-	976,669	$98	$8,743,191	$37,805	$(3,723,502)	$5,057,592

See accompanying notes to unaudited financial statements.

GAXOS.AI INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,721,383)	$(2,290,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	22,846	6,284
Stock-based compensation	49,241	892,499
Impairment loss	-	52,363
Realized gain on short-term investments	(119,715)	-
Non-cash transaction fees	764	-
Change in operating assets and liabilities:
Accounts receivable	8	-
Prepaid expenses and other current assets	(191,699)	(116,212)
Accounts payable	81,779	(62,583)
Accrued expenses	40,292	83,866

NET CASH USED IN OPERATING ACTIVITIES	(1,837,867)	(1,433,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(2,096,293)	(3,491,242)
Purchase of equity securities	(199,998)	-
Proceeds from sale of short-term investments	2,617,205	-
Increase in capitalized internal-use software development costs	(23,310)	-
Purchase of intangible asset	(150,000)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	147,604	(3,491,242)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	159,060	5,958,470
Proceeds from exercise of pre-funded warrants	104	-
Proceeds from sale of pre-funded warrants	2,897,924	-
Purchase and cancellation of treasury shares	(19,602)	(24,241)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,037,486	5,934,229

NET INCREASE IN CASH	1,347,223	1,009,129

CASH, beginning of period	1,024,710	679,781

CASH, end of period	$2,371,933	$1,688,910

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of deferred offering costs to equity	$-	$202,599
Unrealized (loss) income on short-term investments	$(92,370)	$37,805

See accompanying notes to unaudited financial statements.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Gaxos.ai Inc. (formerly The NFT Gaming Company, Inc.) (the “Company”) was incorporated in the state of Wyoming on October 27, 2021 (“Inception”). On March 30, 2022, the Company reincorporated to the State of Delaware pursuant to a Plan of Conversion approved by the Board of Directors and a majority of the shareholders. On January 5, 2024, the Company changed its name from The NFT Gaming Company, Inc. to Gaxos.ai Inc. The Company develops, designs, acquires, and manages games that offer affordable non-fungible tokens (NFTs) for unique and exclusive features, rewards, and opportunities. In addition to developing proprietary games, the Company’s platform will onboard third-party game publishers and provide access to blockchain and NFT architecture, product experiences, exclusive content, and revenue opportunities.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and the notes are the representation of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles (“US GAAP”) and have been consistently applied in the preparation of the financial statements.

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

Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On June 30, 2024, the Company had a cash balance of $2,371,933, had short-term investments of $2,099,122, and had working capital of $4,495,777. During the six months ended June 30, 2024, the Company used net cash in operations of $1,837,867. On March 13, 2024, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “Private Placement”). In connection with this Private Placement, the Company raised aggregate gross proceeds of $3,499,484 and received net proceeds of $3,056,984, net of offering costs of $382,500 and legal fees of $60,000 (See Note 6).

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

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited financial statements include the valuation of investments, valuation of intangible assets and other long-lived assets, estimates of deferred tax valuation allowances and the fair value of stock options issued for services.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$2,099,122	$-	$-	$2,592,689	$-	$-
Equity securities	$-	$-	$199,998	$-	$-	$-

The Company’s short-term investments are level 1 measurements and are based on the quoted fair value on each date.

Investment in Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in equity securities, at fair value for the periods presented:

	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023
Balance, beginning of period	$-	$-
Additions	199,998	-
Balance, end of period	$199,998	$-

On June 30, 2024, equity securities, at fair value consisted of 666,660 shares of common equity securities of one entity, Dragon Interactive Corporation, a security without a readily determinable fair value. On May 16, 2024, the Company purchased 666,660 common shares of Dragon Interactive Corporation for $199,998.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of June 30, 2024 and December 31, 2023.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On June 30, 2024, the Company had approximately $2,073,000 of cash in excess of FDIC limits of $250,000.

Accounts receivable

The Company adopted ASC 326, “Financial Instruments - Credit Losses” on January 1, 2023 and recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The bad debt expense associated with the allowance for doubtful accounts related to accounts receivable is recognized in general and administrative expenses. As of June 30, 2024 and December 31, 2023, accounts receivable amounted to $0 and $8, respectively, and for the six months ended June 30, 2024 and 2023, the Company did not recognize any bad debt expense.

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

The Company recorded $(92,370) and $37,805 of unrealized (loss) income on short-term investments as a component of other comprehensive loss for the six months ended June 30, 2024 and 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company recognized a gain on sale of short-term investments of $119,715 and $0, respectively.

Investment in Equity Securities, at Fair Value

Equity investments are carried at fair value with unrealized gains or losses which are recorded as net unrealized gain (loss) on equity investments in the accompanying statement of operations and comprehensive loss. Realized gains and losses are determined on a specific identification basis which is recorded in earnings or loss as a net realized gain (loss) on equity investments in the statement of operations and comprehensive loss. The Company reviews investments in equity securities, at fair value, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets. Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. As of June 30, 2024, the Company’s digital currencies consisted of 52.78 units of Polygon (MATIC), an Ethereum token. As of December 31, 2023, the Company’s digital currencies consisted of 1,553.37 units of Polygon (MATIC), an Ethereum token.

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

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

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

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

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

	June 30,
	2024	2023
Common stock equivalents:
Warrants	1,743,352	11,245
Stock options	57,084	38,333
Total	1,800,436	49,578

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

NOTE 3 – SHORT-TERM INVESTMENTS AND INVESTMENT IN EQUITY SECURITIES

Short-Term Investments

On June 30, 2024, the Company’s short-term investments consisted of the following:

	Cost	Cumulative Unrealized Loss	Fair Value
US Treasury bills	$2,095,707	$3,415	$2,099,122
Total short-term investments	$2,095,707	$3,415	$2,099,122

On December 31, 2023, the Company’s short-term investments consisted of the following:

	Cost	Cumulative Unrealized Gain	Fair Value
US Treasury bills	$2,496,904	$95,785	$2,592,689
Total short-term investments	$2,496,904	$95,785	$2,592,689

Investment in Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in equity securities, at fair value for the periods presented:

	Six Months Ended June 30,	Six Months Ended June 30,
	2024	2023
Balance, beginning of period	$-	$-
Additions	199,998	-
Balance, end of period	$199,998	$-

On June 30, 2024, investment in equity securities, at fair value consisted of 666,660 shares of common equity securities of one entity, Dragon Interactive Corporation. On May 16, 2024, the Company purchased 666,660 common shares of Dragon Interactive Corporation for $199,998.

NOTE 4 – PROPERTY AND EQUIPMENT

On June 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	Useful life	June 30, 2024	December 31, 2023
Capitalized internal-use software development costs	3 years	$80,281	$56,971
Less: accumulated amortization		(17,211)	(4,365)
		$63,070	$52,606

During the six months ended June 30, 2024 and 2023, internal-use software development costs of $23,310 and $0 have been capitalized into property and equipment and are being amortized over 36 months, respectively. For the six months ended June 30, 2024 and 2023, amortization of capitalized internal-use software development costs amounted to $12,846 and $0, respectively.

NOTE 5 – INTANGIBLE ASSET

On June 30, 2024 and December 31, 2023, intangible asset consisted of the following:

	Useful life	June 30, 2024	December 31, 2023
License	5 years	$150,000	$-
Less: accumulated amortization		(10,000)	-
		$140,000	$-

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

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

On March 4, 2024, the Company entered into a Purchase Agreement with a third party to acquire certain technology and computer code. The Purchase Agreement grants the Company a perpetual, worldwide, non-exclusive, non-transferable, royalty free, fully paid license to (a) modify and create derivative works from certain technology and related codebase including, but not limited to, “Habit-tracking Module,” “Administrative Panel,” and related computer code. The aggregate purchase price was $150,000 and is included in intangible assets on the accompanying balance sheet. The purchase price of $150,000 was payable in 4 monthly installments of $37,500, beginning on March 15, 2024.

For the six months ended June 30, 2024 and 2023, amortization of intangible assets based on an estimated useful life of 5 years, including amortization expense related to the License Agreement prior to the impairment loss as discussed above, amounted to $10,000 and $6,284, respectively.

Amortization of the intangible asset attributable to future periods is as follows:

Year ending June 30:	Amount
2025	$30,000
2026	30,000
2027	30,000
2028	30,000
2029	20,000
$140,000

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of June 30, 2024 and December 31, 2023, no preferred shares have been designated and no preferred shares were issued and outstanding.

Common Stock

2023 Stock Repurchase Plan

On March 20, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $500,000 of the Company’s common stock until December 31, 2023 (the “2023 Stock Repurchase Program”). On January 1, 2024, the Board of Directors of the Company approved an extension of the previously announced stock repurchase program authorizing the purchase of up to $500,000 of the Company’s common stock until March 31, 2024. In connection with the 2023 Stock Repurchase Program, from January 1, 2024 to March 31, 2024, the Company purchased and cancelled 6,846 shares of its common stock for $19,602, or at an average price of $2.86 per share, and during the six months ended June 30, 2023, the Company purchased and cancelled 32,048 shares of its common stock for $24,241, or at an average price of $0.76 per share

Initial Public Offering

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

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

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

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

The risk-free interest rate is based on the U.S. Treasury rates at the date of issuance with a maturity date approximately equal to the expected life at issuance date. Volatility is based on historical and expected future volatility of the Company’s common stock. The Company has not historically issued any dividends and does not expect to in the future.

During the three months ended June 30, 2024, the Company issued 103,367 common shares in connection with the exercise of 103,367 pre-funded warrants for net proceeds of $104.

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

On March 7, 2024, the Company entered into Advisory Board Agreements (the Advisory Agreements”) with three members of the Company’s Medical Advisory Board. In connection with the Advisory Agreements, each medical Board member shall be paid an annual cash fee of $40,000 paid quarterly, and Company shall grant each Medical Advisory Board member stock options to purchase 4,167 shares of the Company’s common stock. On May 28, 2024, the Company granted these options for an aggregate of 12,501 stock options at an exercise price of $3.82 per share to the Company’s Advisory board pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was May 28, 2024 and the options expire on May 28, 2029. The options vest 25% immediately and the remainder vest quarterly. The stock options were valued on the grant date at an aggregate fair value of $46,124 using a Black-Scholes option pricing model which will be recognized as stock-based professional fees over the vesting period.

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Dividend rate	—%	—%
Term (in years)	3.0 to 5.5 years	3.0 to 6.0 years
Volatility	176.32 to 184.6%	68.8% to 71.6%
Risk—free interest rate	4.32% to 4.56%	3.95% to 4.00%

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

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

During the six months ended June 30, 2024 and 2023, the Company recognized total stock-based expenses related to stock options of $49,241 and $892,499, respectively, which has been reflected in general and administrative expenses on the statements of operations and comprehensive loss. As of June 30, 2024, a balance of $151,671 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.36 years.

Stock option activity during the six months ended June 30, 2024 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2023	38,334	$49.80	8.49
Granted	18,750	4.55	-
Balance on June 30, 2024	57,084	$34.94	8.05
Options exercisable on June 30, 2024	38,543	$46.07	8.09
Weighted average fair value of options granted during the period	-	$4.27	-

On June 30, 2024, the aggregate intrinsic value of options outstanding was $0.

Stock Warrants

In connection with the IPO, in February 2023, the Company issued 11,245 fully vested warrants to the placement agent. The warrants are exercisable at $54.78 per share and expire on February 14, 2028. The warrants were considered equity issuance costs; therefore, there was no financial statement impact for the grant during the year ended December 31, 2023.

On March 13, 2024, the Company entered into a Purchase Agreement with the Purchaser for the issuance and sale in the Private Placement of aggregate Units consisting of (i) 108,000 shares of the Company’s common stock, (ii) the Series A Warrants to purchase up to 628,367 shares of the Company’s common stock, and (iii) the Series B Warrants to purchase up to 628,367 shares of the Company’s common stock, and together with the Series A Warrants, the Common Warrants. Additionally, the Company sold the Pre-Funded Warrants to purchase up to 520,367 shares of the Company’s common stock. Pre-funded Warrants are a type of warrant that allows the warrant holder to purchase a specified number of a company’s securities at a nominal exercise price. The Common Warrants are exercisable immediately upon issuance at an exercise price of $5.50 per share. The Series A Warrants will expire five and one-half years from the date of issuance and the Series B Warrants will expire twenty-four months from the date of issuance. The Pre-Funded Warrants are exercisable immediately upon issuance at a nominal exercise price of $0.001 and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A holder of Pre-Funded Warrants or Common Warrants (together with its affiliates) may not exercise any portion of a warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company’s outstanding Common Stock immediately after exercise.

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

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

June 30, 2024

(Unaudited)

Warrant activity for the six months ended June 30, 2024 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	11,245	$54.78	4.13	$-
Granted	1,824,229	3.97	-	-
Exercised	(103,367)	0.001	-	-
Balance Outstanding, June 30, 2024	1,743,352	$4.86	3.87	$1,158,843
Exercisable, June 30, 2024	1,743,352	$4.86	3.87	$1,158,843

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

We expect to launch the artificial intelligence solution in Q3 of 2024.

Gaxos Health

Recently, we began to develop a new initiative, Gaxos Health, which is dedicated to revolutionizing personal health and wellness by developing a suite of innovative AI-powered health optimization solutions. Gaxos Health will integrate AI-driven insights with individual biometric data and health goals to create web and application based personalized wellness strategies for users. We believe that this cutting-edge approach will redefine preventative medicine, offering unparalleled personalization in health and wellness. Gaxos Health solutions will analyze a wide range of health data to provide tailored wellness plans and address the growing demand for personalized health solutions. We believe that this technology is not just a step but a leap forward in empowering individuals to take control of their health and longevity with AI’s precision and intelligence.

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

Results of Operations

Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023.

Revenue

During the three months ended June 30, 2024 and 2023, we did not generate any revenues from operations. Once we achieve a critical mass of users, we plan to offer new features and to charge fees in order to generate revenues from these added features. During the six months ended June 30, 2024 and 2023, we generated revenue of $19 and $0, respectively. Once we achieve a critical mass of users, we plan to offer new features and to charge fees in order to generate revenues from these added features.

Operating Expenses

During the three months ended June 30, 2024 and 2023, we incurred operating expenses of $854,503 and $768,601, respectively, an increase of $85,902, or 11.2%. During the six months ended June 30, 2024 and 2023, we incurred operating expenses of $1,898,361 and $2,310,933, respectively, a decrease of $412,572. For the three and six months ended June 30, 2024 and 2023, operating expenses consisted of the following:

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

We capitalize all development and production service payments to third-party developers as internal-use software development costs and licenses once we reach the application development stage. Prior to this stage, we expense all research and development fees. During the three months ended June 30, 2024 and 2023, we reported research and development expense of $249,341 and $267,618, respectively, a decrease of $18,277, or 6.8%. The decrease is primarily due to a decrease in outside development costs incurred in connection with the development of Gaxos Games offset by an increase in development of the Gaxos Health platforms. During the six months ended June 30, 2024 and 2023, we reported research and development expense of $431,670 and $372,169, respectively, an increase of $59,501, or 16.0%. The increase is primarily due to an increase in outside development costs incurred in connection with the development of Gaxos Health platforms offset by a decrease in outside development costs incurred in connection with the development of Gaxos Games. We expect research and development expenses to increase in the future as development of Gaxos Games and Gaxos Health accelerates.

General and administrative expenses

	For the Three Months ended June 30, 2024	For the Three Months ended June 30, 2023	For the Six Months ended June 30, 2024	For the Six Months ended June 30, 2023
Compensation and related benefit	$153,578	$207,597	$517,062	$993,833
Professional fees	285,673	109,016	560,361	697,878
Other general and administrative expenses	165,911	132,007	389,258	194,690
Total general and administrative expenses	$605,162	$448,620	$1,466,691	$1,886,401

Compensation and related benefits

During the three months ended June 30, 2024 and 2023, compensation and related benefits amounted to $153,578 and $207,597, respectively, a decrease of $54,019, or 2.6%. The decrease during the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily attributable to a decrease in executive officer and employee compensation.

During the six months ended June 30, 2024 and 2023, compensation and related benefits amounted to $517,062 and $993,833, respectively, a decrease of $476,771, or 48.0%. The decrease during the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily attributable to a decrease in accretion of stock-based compensation related to issuance of stock options to executive officers, directors and employees of $640,514, offset by an increase in executive officer and employee compensation of $163,743.

Professional fees

During the three months ended June 30, 2024 and 2023, we incurred professional fees of $285,673 and $109,016, respectively, an increase of $176,657, or 162.0%, attributable to an increase in advisory fees of $147,500, and an increase in other professional fees of $29,157.

During the six months ended June 30, 2024 and 2023, we incurred professional fees of $560,361 and $697,878, respectively, a decrease of $137,517, or 19.7%, attributable to a decrease in stock-based consulting fees due to the accretion of stock options expense to consultants of $202,744, and a decrease in investor relations fees of $176,550, offset by an increase in advisory fees of $177,195, and an increase in other professional fees of $64,582.

Other general and administrative expenses

General and administrative expenses consist of advertising and marketing expenses, office expenses, insurance, listing fees, computer and interest expenses, travel expenses, amortization expense, and other general business expenses. During the three months ended June 30, 2024 and 2023, we incurred general and administrative expenses of $165,911 and $132,007, respectively, an increase of $33,904, or 25.7%. During the six months ended June 30, 2024 and 2023, we incurred general and administrative expenses of $389,258 and $194,690, respectively, an increase of $194,568, or 100.0%. Generally, the increase in other general and administrative expenses during the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was attributable to an increase in advertising and marketing expenses and a ramp up of operations which began in February 2023 following the Company’s IPO.

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

Loss from operations

During the three months ended June 30, 2024 and 2023, we reported a loss from operations of $854,503 and $768,601, respectively, an increase of $85,902, or 11.2%. During the six months ended June 30, 2024 and 2023, we reported a loss from operations of $1,898,342 and $2,310,933, respectively, a decrease of $412,591, or 17.8%. The change in loss from operations was due to changes in general and administrative expenses, research and impairment loss as discussed above.

Other income

During the three months ended June 30, 2024 and 2023, we reported other income of $45,265 and $14,557, respectively, an increase of $30,708, or 210.9%. This increase is attributable to an increase in interest income. During the six months ended June 30, 2024 and 2023, we reported other income of $176,959 and $20,858, respectively, an increase of $156,101, or 748.4%. This increase is attributable to an increase in interest income of $36,386. Additionally, we recorded a realized gain on short-term investments during the six months ended June 30, 2024 and 2023 of $119,715 and $0, respectively.

Net loss

During the three months ended June 30, 2024 and 2023, our net loss amounted to $809,238, or a net loss per common share of $0.72 (basic and diluted) and $754,044, or a net loss per common share of $0.75 (basic and diluted), respectively, an increase of $55,194, or 7.3%. During the three months ended June 30, 2024 and 2023, our total comprehensive loss amounted to $802,193 and $734,395, respectively, an increase of $67,798, or 9.2%.

During the six months ended June 30, 2024 and 2023, our net loss amounted to $1,721,383, or a net loss per common share of $1.60 (basic and diluted) and $2,290,075, or a net loss per common share of $2.35 (basic and diluted), respectively, a decrease of $568,692, or 24.8%. During the six months ended June 30, 2024 and 2023, our total comprehensive loss amounted to $1,813,753 and $2,252,270, respectively, a decrease of $438,517, or 19.5%.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On June 30, 2024, we had a cash balance of $2,371,933, had short-term investments of $2,099,122, and had working capital of $4,495,777.

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

Cash Flows from Operating Activities

For the six months ended June 30, 2024, net cash used in operations was $1,837,867, which primarily resulted from our net loss of $1,721,383, adjusted for the add back of amortization expense of $22,846, stock-based compensation to employees of $49,241, and a realized gain on short-term investments of $119,715, and changes in operating asset and liabilities such as an increase in prepaid expenses and other current assets of $191,699, an increase in accounts payable of $81,779, and an increase in accrued expenses of $40,292.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2024, net cash provided by investing activities was $147,604, which resulted from proceeds received from the sale of short-term investments of $2,617,205, offset by cash used for the purchase of short-term investments of $2,096,293, the purchase of equity securities of $199,998, an increase in capitalized internal-use software development costs of $23,310, and the purchase of an intangible asset of $150,000.

For the six months ended June 30, 2023, net cash used in investing activities was $3,491,242, which resulted from the purchase of short-term investments of $3,491,242.

Cash Flows from Financing Activities

For the six months ended June 30, 2024, net cash provided by financing activities was $3,037,486. On March 13, 2024, we entered into a securities purchase agreement with an institutional investor for the issuance and sale in a private placement of (i) 108,000 shares of the Company’s common stock (the “Common Stock”), (ii) pre-funded warrants to purchase 520,367 shares of Common Stock, (iii) series A warrants to purchase up to 628,367 shares of Common Stock, and (iv) series B warrants to purchase up to 628,367 shares Common Stock. The purchase price of each share of Common Stock and associated warrants was $5.57 and the purchase price of each pre-funded warrant and associated warrants was $5.569. The private placement closed on March 15, 2024 and the aggregate net proceeds of $3,056,984, after deducting placement agent fees and expenses and offering expenses payable by the Company. Additionally, during the six months ended June 30, 2024, we purchased and cancelled 6,846 treasury shares for $19,602, or at an average price of $2.86 per share.

For the six months ended June 30, 2023, net cash provided by financing activities was $5,934,229. On February 17, 2023, we closed an IPO pursuant to which we issued 1,686,755 of our common stock for gross proceeds of approximately $7 million and net proceeds of $5,958,470, after deducting underwriting discounts and commissions, and offering expenses. Additionally, during the six months ended June 30, 2023, we purchased and cancelled treasury shares for $24,241 and pre-funded warrants were exercised for proceeds of $104..

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

Recently Issued Accounting Standards Not Yet Effective or Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying unaudited condensed consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15 and 15d-15(e)) as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

GAXOS.AI INC.

Dated: August 13, 2024	By:	/s/ Vadim Mats
	Name:	Vadim Mats
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 13, 2024	By:	/s/ Steven Shorr
	Name:	Steven Shorr
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)