Form 10-Q
period 2024-09-30
GAXOS.AI INC.
filed 2024-11-14
CIK 1895618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, there were 2,870,773 shares of common stock, par value $0.0001 per share, issued and outstanding.

GAXOS.AI INC.
FORM 10-Q
SEPTEMBER 30, 2024

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

-ii-

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAXOS.AI INC.

BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$5,227,894	$1,024,710
Short-term investments, at fair value	1,416,056	2,592,689
Investment in equity securities, at fair value	199,998	-
Accounts receivable	-	8
Prepaid expenses and other current assets	86,609	25,132

Total Current Assets	6,930,557	3,642,539

LONG-TERM ASSETS:
Property and equipment, net	56,380	52,606
Intangible assets, net	132,500	-
Digital currencies	37	801

Total Long-Term Assets	188,917	53,407

TOTAL ASSETS	$7,119,474	$3,695,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$329,288	$215,882
Accrued expenses	73,243	54,154
Deferred revenue	2,376	-

Total Current Liabilities	404,907	270,036

Total Liabilities	404,907	270,036

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock; par value $0.0001; 5,000,000 shares authorized; No shares issued and outstanding on September 30, 2024 and December 31, 2023	-	-
Common stock; par value $0.0001: 50,000,000 shares authorized; 1,892,773 and 988,368 share issued and outstanding on September 30, 2024 and December 31, 2023, respectively	189	99
Additional paid-in capital	14,668,396	8,711,550
Accumulated other comprehensive income	13,299	95,785
Accumulated deficit	(7,967,317)	(5,381,524)

Total Stockholders’ Equity	6,714,567	3,425,910

Total Liabilities and Stockholders’ Equity	$7,119,474	$3,695,946

See accompanying notes to unaudited financial statements.

GAXOS.AI INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

REVENUES	$2,704	$-	$2,723	$-

OPERATING EXPENSES:
Research and development	252,657	258,405	684,327	630,574
General and administrative	655,916	615,211	2,122,607	2,501,612
Impairment loss	-	-	-	52,363

Total Operating Expenses	908,573	873,616	2,806,934	3,184,549

LOSS FROM OPERATIONS	(905,869)	(873,616)	(2,804,211)	(3,184,549)

OTHER INCOME:
Interest income	39,409	16,557	96,653	37,415
Realized gain on short-term investments	2,050	-	121,765	-

Total other income	41,459	16,557	218,418	37,415

NET LOSS	$(864,410)	$(857,059)	$(2,585,793)	$(3,147,134)

COMPREHENSIVE LOSS:
Net loss	$(864,410)	$(857,059)	$(2,585,793)	$(3,147,134)

Other comprehensive income:
Unrealized (loss) income on short-term investments	9,884	41,841	(82,486)	79,646

Comprehensive loss	$(854,526)	$(815,218)	$(2,668,279)	$(3,067,488)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.61)	$(0.85)	$(1.95)	$(3.20)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	1,418,506	1,005,979	1,329,259	984,625

See accompanying notes to unaudited financial statements.

GAXOS.AI INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2023	-	$-	988,368	$99	$8,711,550	$95,785	$(5,381,524)	$3,425,910
Common shares and warrants issued for cash, net	-	-	108,000	11	159,049	-	-	159,060
Sale of pre-funded warrants for cash	-	-	-	-	2,897,924	-	-	2,897,924
Purchase and cancellation of treasury stock	-	-	(6,846)	(1)	(19,601)	-	-	(19,602)
Accretion of stock option expense	-	-	-	-	15,806	-	-	15,806
Rounding shares from reverse split	-	-	4,150	-	-	-	-	-
Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(99,414)	-	(99,414)
Net loss	-	-	-	-	-	-	(912,145)	(912,145)
Balance, March 31, 2024	-	-	1,093,672	109	11,764,728	(3,629)	(6,293,669)	5,467,539
Common shares issued for warrant exercise	-	-	103,367	11	93	-	-	104
Accretion of stock option expense	-	-	-	-	33,435	-	-	33,435
Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	7,044	-	7,044
Net loss	-	-	-	-	-	-	(809,238)	(809,238)
Balance, June 30, 2024	-	-	1,197,039	120	11,798,256	3,415	(7,102,907)	4,698,884
Common shares issued for exercise of March 2024 Common Warrants for cash under warrants inducement offer, net	-	-	278,734	27	2,834,816	-	-	2,834,843
Common shares issued for Pre-funded warrant exercises	-	-	417,000	42	375	-	-	417
Accretion of stock option expense	-	-	-	-	34,949	-	-	34,949
Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	9,884	-	9,884
Net loss	-	-	-	-	-	-	(864,410)	(864,410)
Balance, September 30, 2024	-	$-	1,892,773	$189	$14,668,396	$13,299	$(7,967,317)	$6,714,567

					Additional	Accumulated Other		Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2022	-	-	868,154	87	2,119,073	-	(1,433,427)	685,733
Common shares issued for cash	-	-	140,563	14	5,755,857	-	-	5,755,871
Accretion of stock option expense	-	-	-	-	870,572	-	-	870,572
Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	18,156	-	18,156
Net loss	-	-	-	-	-	-	(1,536,031)	(1,536,031)
Balance, March 31, 2023	-	-	1,008,717	101	8,745,502	18,156	(2,969,458)	5,794,301
Purchase and cancellation of treasury stock	-	-	(32,048)	(3)	(24,238)	-	-	(24,241)
Accretion of stock option expense	-	-	-	-	21,927	-	-	21,927
Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	19,649	-	19,649
Net loss	-	-	-	-	-	-	(754,044)	(754,044)
Balance, June 30, 2023	-	-	976,669	98	8,743,191	37,805	(3,723,502)	5,057,592
Purchase and cancellation of treasury stock	-	-	(73,883)	(7)	(25,462)	-	-	(25,469)
Accretion of stock option expense	-	-	-	-	21,927	-	-	21,927
Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	41,841	-	41,841
Net loss	-	-	-	-	-	-	(857,059)	(857,059)
Balance, September 30, 2023	-	$-	902,786	$91	$8,739,656	$79,646	$(4,580,561)	$4,238,832

See accompanying notes to unaudited financial statements.

GAXOS.AI INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,585,793)	$(3,147,134)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	37,036	6,968
Stock-based compensation	84,190	914,426
Impairment loss	-	52,363
Realized gain on short-term investments	(121,765)	-
Non-cash transaction fees	764	-
Change in operating assets and liabilities:
Accounts receivable	8	-
Prepaid expenses and other current assets	(61,477)	(79,319)
Accounts payable	113,406	(65,967)
Accrued expenses	19,089	10,966
Deferred revenue	2,376	-

NET CASH USED IN OPERATING ACTIVITIES	(2,512,166)	(2,307,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(2,096,293)	(3,491,242)
Purchase of marketable equity securities	(199,998)	-
Proceeds from sale of short-term investments	3,312,205	-
Increase in capitalized internal-use software development costs	(23,310)	(24,625)
Purchase of intangible asset	(150,000)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	842,604	(3,515,867)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock units	159,060	5,958,470
Proceeds from exercise of pre-funded warrants	521	-
Proceeds from sale of pre-funded warrants	2,897,924	-
Proceeds from induced exercise of warrants	2,834,843	-
Purchase and cancellation of treasury shares	(19,602)	(49,710)

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,872,746	5,908,760

NET INCREASE IN CASH	4,203,184	85,196

CASH, beginning of period	1,024,710	679,781

CASH, end of period	$5,227,894	$764,977

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of deferred offering costs to equity	$-	$202,599
Unrealized (loss) income on short-term investments	$(82,486)	$79,646
Increase in digital currency and accounts payable	$-	$808

See accompanying notes to unaudited financial statements.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Gaxos.ai Inc. (the “Company”) was incorporated in the state of Wyoming on October 27, 2021 (“Inception”). On March 30, 2022, the Company reincorporated to the State of Delaware pursuant to a Plan of Conversion approved by the Board of Directors and a majority of the shareholders. On January 5, 2024, the Company changed its name from The NFT Gaming Company, Inc. to Gaxos.ai Inc. The Company is a technology-based company that is developing applications aimed at redefining the way we utilize artificial intelligence (“AI”) to optimize the user experience. The Company’s flagship product is its gaming platform called “Gaxos” (the “Platform” or “Gaxos Gaming”), created with a vision to develop, design, acquire, and manage conventional games and to combine these games with unconventional game mechanisms, such as the ability for gamers and developers to utilize artificial intelligence to create and design in-game features, as well as to mint unique in-game features, such as skins, characters, weapons, gear, levels, and virtual lands, in the form of non-fungible tokens, or “NFTs,” that will allow users to have unique experiences and more control over in-game assets. Recently, we began to develop a new initiative, Gaxos Health, which is dedicated to revolutionizing personal health and wellness by developing a suite of innovative AI-powered health optimization solutions.

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

On September 23, 2024, the Company formed a wholly-owned subsidiary, RNK Health, LLC (“RNK Health”), a company incorporated under the laws of the State of Delaware as a limited liability company. RNK Health was formed in order to form a partnership and potential relationship with Nekwellness, LLC (“Nekwellness”), a third party, to engage in the proposed business of marketing certain products, including GLP-1 products (GLP-1 is short for glucagon-like peptide-1), TRT (Testosterone replacement therapy) products and other potential products. In October 2024, the Company and Nekwellness entered into an operating agreement (See Note 8 – Subsequent Events).

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

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On September 30, 2024, the Company had a cash balance of $5,227,894, had short-term investments of 1,416,056, and had working capital of $6,525,650. During the nine months ended September 30, 2024, the Company used net cash in operations of $2,512,166. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. The Company believes that its existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

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

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$1,416,056	$-	$-	$2,592,689	$-	$-
Equity securities	$-	$-	$199,998	$-	$-	$-

The Company’s short-term investments are level 1 measurements and are based on the quoted fair value on each date.

Investment in Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in equity securities, at fair value for the periods presented:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023
Balance, beginning of period	$-	$-
Additions	199,998	-
Balance, end of period	$199,998	$-

On September 30, 2024, equity securities, at fair value consisted of 666,660 shares of common equity securities of one entity, Dragon Interactive Corporation, a security without a readily determinable fair value. On May 16, 2024, the Company purchased 666,660 common shares of Dragon Interactive Corporation for $199,998.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of September 30, 2024 and December 31, 2023.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On September 30, 2024, the Company had approximately $4,709,000 of cash in excess of FDIC limits of $250,000.

Accounts receivable

The Company adopted ASC 326, “Financial Instruments - Credit Losses” on January 1, 2023 and recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The bad debt expense associated with the allowance for doubtful accounts related to accounts receivable is recognized in general and administrative expenses. As of September 30, 2024 and December 31, 2023, accounts receivable amounted to $0 and $8, respectively, and for the nine months ended September 30, 2024 and 2023, the Company did not recognize any bad debt expense.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

The Company recorded $(82,486) and $79,646 of unrealized (loss) income on short-term investments as a component of other comprehensive loss for the nine months ended September 30, 2024 and 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company recognized a gain on sale of short-term investments of $121,765 and $0, respectively.

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

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles - Goodwill and Other Intangible Assets. Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. As of September 30, 2024, the Company’s digital currencies consisted of 52.78 units of Polygon (MATIC), an Ethereum token. As of December 31, 2023, the Company’s digital currencies consisted of 1,553.37 units of Polygon (MATIC), an Ethereum token.

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

September 30, 2024

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

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The Company plans to generate revenue from the following sources:

●	The Company generates revenue from the sale of our in-game items to our customers. Revenue generated from such sales, primarily through the app stores, such as Google Play Store or Apple App Store, is recognized upon delivery of the in-game items to the customer, which is when the Company completes its sole performance obligation. Fees incurred by the Company, such as commissions to the app stores, are recognized in operating expenses.

●	The Company generates revenue from the sale of health coaching packages to its customers. Health coaching packages consist of a series of lab tests and personal health coaching sessions. Revenues generated from such sales are recognized upon the completion of lab testing and the utilization of health coaching sessions, which is when the Company completes its performance obligation. Any fees paid in advance by the customer are reflected as a contract liabilities until such time as the performance obligation is completed. Fees incurred by the Company, such as the lab testing charges, are recognized in operating expenses.

●	The Company plans to generate revenue from advertising fees paid by game advertisers, developers, hardware companies, or other strategic partners to the Company for promotion on our platform. Revenues from these fees will be recognized ratably over the agreed upon advertising service period and upon delivery of agreed upon advertising services, which constitutes satisfaction of the performance obligation.

●	The Company plans to generate royalty revenues when a third party sells one of our NFTs on a third-party platform. We will recognize royalty revenue when it is probable that we will collect the royalty fee owed which is typically when we receive notification from the third-party platform that an NFT has been sold, which constitutes satisfaction of the performance obligation. In the instance where the Company will receive royalty payments when a customer disposes of an in-game NFT in the secondary market on a third-party platform or any other payment that is not in fiat currency, the Company will recognize the revenue in accordance with ASC 606-10-32-21, “Noncash Consideration”. The fair value of the non-cash consideration received shall be determined by using the quoted price for such non-cash consideration on the date of the transaction.

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

For the three and nine months ended September 30, 2024 and 2023, the following common stock equivalents were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

	September 30,
	2024	2023
Common stock equivalents:
Warrants	2,666,096	11,245
Stock options	64,084	38,333
Total	2,730,180	49,578

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 3 – SHORT-TERM INVESTMENTS AND INVESTMENT IN EQUITY SECURITIES

Short-Term Investments

On September 30, 2024, the Company’s short-term investments consisted of the following:

	Cost	Cumulative Unrealized Gain	Fair Value
US Treasury bills	$1,402,757	$13,299	$1,416,056
Total short-term investments	$1,402,757	$13,299	$1,416,056

On December 31, 2023, the Company’s short-term investments consisted of the following:

	Cost	Cumulative Unrealized Gain	Fair Value
US Treasury bills	$2,496,904	$95,785	$2,592,689
Total short-term investments	$2,496,904	$95,785	$2,592,689

Investment in Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in equity securities, at fair value for the periods presented:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2024	2023
Balance, beginning of period	$-	$-
Additions	199,998	-
Balance, end of period	$199,998	$-

On September 30, 2024, investment in equity securities, at fair value consisted of 666,660 shares of common equity securities of one entity, Dragon Interactive Corporation. On May 16, 2024, the Company purchased 666,660 common shares of Dragon Interactive Corporation for $199,998.

NOTE 4 – PROPERTY AND EQUIPMENT

On September 30, 2024 and December 31, 2023, property and equipment consisted of the following:

	Useful life	September 30, 2024	December 31, 2023
Capitalized internal-use software development costs	3 years	$80,281	$56,971
Less: accumulated amortization		(23,901)	(4,365)
		$56,380	$52,606

During the nine months ended September 30, 2024 and 2023, internal-use software development costs of $23,310 and $24,625 have been capitalized into property and equipment and are being amortized over 36 months, respectively. For the three months ended September 30, 2024 and 2023, amortization of capitalized internal-use software development costs amounted to $6,690 and $684, respectively. For the nine months ended September 30, 2024 and 2023, amortization of capitalized internal-use software development costs amounted to $19,536 and $684, respectively.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 5 – INTANGIBLE ASSET

On September 30, 2024 and December 31, 2023, intangible asset consisted of the following:

	Useful life	September 30, 2024	December 31, 2023
License	5 years	$150,000	$-
Less: accumulated amortization		(17,500)	-
		$132,500	$-

On August 29, 2022, the Company entered into a Software and Patent License Agreement (the “License Agreement”) with Columbia University (“Columbia”), whereby the Company obtained a license from Columbia with respect to software and intellectual property rights and patents. In connection with the License Agreement, Columbia granted to the Company a royalty-bearing, exclusive, worldwide, non-transferable license under the License Agreement, to discover, develop, manufacture, have made, use, sell, offer to sell, have sold, import, export, distribute, rent or lease licensed products and copy, use, modify, and create derivative works from licensed software and technical information during the term of the License Agreement. On August 9, 2023 and effective August 1, 2023, the Company and Columbia University agreed to the termination of the License Agreement. Based on management’s analysis, the Company determined the Licenses were not commercially viable in the current competitive landscape. The termination of the Agreement will not have any impact on the Company’s future revenues. Accordingly, as of June 30, 2023, the Company wrote off the remaining unamortized book value of the intangible asset of $52,363, and during the three and nine months ended September 30, 2023, the Company recorded an impairment loss of $0 and $52,363, respectively, which was included in operating expenses.

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

For the three months ended September 30, 2024 and 2023, amortization of intangible assets amounted to $7,500 and $6,284, respectively, and for the nine months ended September 30, 2024 and 2023, amortization of intangible assets amounted to $17,500 and $6,284, respectively, which is based on an estimated useful life of 5 years and includes amortization expense related to the License Agreement prior to the impairment loss as discussed above.

Amortization of the intangible asset attributable to future periods is as follows:

Year ending September 30:	Amount
2025	$30,000
2026	30,000
2027	30,000
2028	30,000
2029	12,500
$132,500

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of September 30, 2024 and December 31, 2023, no preferred shares have been designated and no preferred shares were issued and outstanding.

Common Stock

2023 Stock Repurchase Plan

On March 20, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $500,000 of the Company’s common stock until December 31, 2023 (the “2023 Stock Repurchase Program”). On January 1, 2024, the Board of Directors of the Company approved an extension of the 2023 Stock Repurchase Program until March 31, 2024. In connection with the 2023 Stock Repurchase Program, from January 1, 2024 to March 31, 2024, the Company purchased and cancelled 6,846 shares of its common stock for $19,602, or at an average price of $2.86 per share, and during the nine months ended September 30, 2023, the Company purchased and cancelled 105,931 shares of its common stock for $49,710, or at an average price of $0.469 per share

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Initial Public Offering

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

Capital Raises

March 2024

On March 13, 2024, the Company entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “March 2024 Private Placement”) of aggregate Units consisting of (i) 108,000 shares of the Company’s common stock, (ii) series A warrants to purchase up to 628,367 shares of the Company’s common stock (the “Series A Warrants”), and (iii) series B warrants to purchase up to 628,367 shares of the Company’s common stock (the “Series B Warrants” and together with the Series A Warrants, the “March 2024 Common Warrants”). The purchase price of each Unit consisted of one share of the Company’s common stock and associated March 2024 Common Warrants, was $5.57 per Unit for aggregate gross proceeds of $601,560. Additionally, the Company sold pre-funded warrants to purchase up to 520,367 shares of the Company’s common stock (the “Pre-Funded Warrants”). Pre-funded Warrants are a type of warrant that allows the warrant holder to purchase a specified number of a company’s securities at a nominal exercise price. The purchase price of each Pre-Funded Warrant was $5.569 for aggregate gross proceeds of $2,897,924. In connection with this March 2024 Private Placement, the Company raised aggregate gross proceeds of $3,499,484 consisting of $601,560 from the sales of common stock units and $2,897,924 from the sale of pre-funded warrants, and the Company received net proceeds of $3,056,984, net of offering costs paid to the placement agent (see below) of $382,500 and legal fees of $60,000, which were netted against the $601,560 of gross proceeds from the sale of common stock units for net proceeds allocated to the sale of common stock units of $159,060. The Company is using the net proceeds received from the March 2024 Private Placement for general corporate purposes and working capital.

The March 2024 Common Warrants are exercisable immediately upon issuance at an exercise price of $5.50 per share. The Series A Warrants will expire five and one-half years from the date of issuance and the Series B Warrants will expire twenty-four months from the date of issuance. The Pre-Funded Warrants are exercisable immediately upon issuance at a nominal exercise price of $0.001 and may be exercised at any time until the Pre-Funded Warrants are exercised in full. A holder of Pre-Funded Warrants or March 2024 Common Warrants (together with its affiliates) may not exercise any portion of a warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company’s outstanding Common Stock immediately after exercise.

In connection with the March 2024 Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of March 13, 2024, with the Purchaser, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the securities issued in the March 2024 Private Placement no later than 30 days after the date of the Registration Rights Agreement, and to use its best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 60 days following the date of the Registration Rights Agreement (or 90 days following the date of the Registration Rights Agreement in the event of a “full review” by the SEC).

H.C. Wainwright & Co., LLC (“Wainwright”) acted as the Company’s exclusive placement agent in connection with the March 2024 Private Placement, pursuant to that certain engagement letter, dated as of March 7, 2024 and as amended on March 13, 2024, between the Company and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid Wainwright (i) a total cash fee equal to 7.5% of the aggregate gross proceeds of the March 2024 Private Placement and (ii) a management fee of 1.0% of the aggregate gross proceeds of the March 2024 Private Placement. In addition, the Company agreed to pay Wainwright certain expenses and issued to Wainwright or its designees warrants (the “March 2024 Placement Agent Warrants”) to purchase up to an aggregate of 47,128 shares of the Company’s common stock at an exercise price equal to $6.9625 per share. The March 2024 Placement Agent Warrants are exercisable immediately upon issuance and have a term of exercise equal to five and a half years from the date of issuance. The fair value of the March 2024 Placement Agent Warrants of $318,900 was calculated using the Binomial Lattice valuation model, which is considered an offering cost and is netted against the net proceeds received. In addition, pursuant to the Engagement Letter, the Company agreed that upon any exercise for cash of any privately placed warrants issued to investors in an offering covered by the Engagement Letter, the Company shall (i) pay Wainwright a cash fee of 7.5% and a management fee of 1.0% of the aggregate gross exercise paid in cash with respect thereto, and (ii) issue warrants to purchase that number of shares of common stock equal to 7.5% of the aggregate number of shares of common stock underlying the warrants that were exercised.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

The March 2024 Placement Agent Warrants were valued on the date of issuance using Binomial Lattice valuation model with the following assumptions:

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

September 2024

On September 20, 2024, the Company entered into an inducement offer agreement with the Holder of the March 2024 Common Warrants to immediately exercise for cash an aggregate 1,256,734 of the March 2024 Common Warrants to purchase shares of the Company’s common stock at a reduced exercise price of $2.58 per share for gross proceeds to the Company of $3,242,374 and the Company received net proceeds of $2,834,843 after deducting placement agent fees of $376,552 and other offering expenses paid by the Company of $30,979. The exercised March 2024 Common Warrants were issued pursuant to a March 2024 Purchase Agreement dated March 13, 2024 by and between the Company and the Holder. Each March 2024 Common Warrant was initially exercisable at an original exercise price of $5.50 per share.

As an inducement to such exercise, the Company also agreed to issue new unregistered warrants to purchase new Series A common stock purchase warrants (the “New Series A Warrants”) and new Series B common stock purchase warrants (the “New Series B Warrants”, and together with the Series A Warrants, the “New Warrants”), as described below, to purchase an aggregate of up to 2,513,468 shares of the Company’s common stock (the “New Warrant Shares”) at an exercise price of $2.33 per share. The New Series A Warrants to purchase up to 1,256,734 shares of common stock have a term of five and one-half years from the issuance date, and the New Series B Warrants to purchase up to 1,256,734 shares of common stock have a term of twenty-four months from the issuance date.

The Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) to act as its exclusive placement agent in connection with the transactions summarized above and has agreed to pay the Placement Agent a cash fee equal to 7.5% of the gross proceeds received from the Holder’s exercise of its Existing Warrants of $243,178, as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing Warrants of $32,424. Additionally, the Company paid the Placement Agent $85,000 for non-accountable expenses and clearing fees in the amount of $15,950. The Company has also issued to the Placement Agent, or its designees, warrants (the “September 2024 Placement Agent Warrants”) to purchase up to 7.5% of the aggregate number of shares of common stock underlying the Existing Warrants (or Placement Agent Warrants to purchase an aggregate of up to 94,255 shares of common stock), which Placement Agent Warrants have the same terms as the New Series A Warrants except for an exercise price per share equal to 125% of the exercise price of the New Warrants (or $3.225 per share).

The amendment to the March 2024 Common Warrants on September 20, 2024 to lower the exercise price thereof and issue new warrants, was considered a modification of the March 2024 Common Warrants under the guidance of ASU 2021-04. The modification is consistent with the “Equity Issuance” classification under that guidance as the reason for the modification was to induce the holders to cash exercise their warrants, resulting in the exercise of the March 2024 Common Warrants on September 20, 2024.

On September 20, 2024, in connection with the inducement offer agreement, with the Holder of the March 2024 Common Warrants, the Holder exercised the March 2024 Common Warrants for cash at a reduced exercise price of $2.58 per share resulting in net proceeds to the Company of approximately $2,834,843 as discussed above. In connection with such exercise, the Company was to issue up to 1,256,734 Warrant Shares upon the exercise of the March 2024 Comon Warrants. As of September 30, 2024, 978,000 of the Warrant Shares were held in abeyance and were not reflected as issued and outstanding common shares on the accompanying consolidated balance sheet, in accordance with the terms of the inducement offer agreement. Pursuant to the inducement offer agreement, the Company only issued such number of Warrant Shares to the Holder that would not cause the Holder to exceed the maximum number of Warrant Shares permitted thereunder, as directed by the Holder, with the balance of the Warrant Shares held in abeyance until notice from the Holder that the balance (or portion thereof) may be issued in compliance with the limitations set forth in the inducement offer agreement, which abeyance shall be evidenced through the March 2024 Common Warrants which shall be deemed prepaid thereafter (including the cash payment in full of the exercise price), and exercised pursuant to a Notice of Exercise in the March 2024 Common Warrants (provided no additional exercise price shall be due and payable). As of September 30, 2024, the Company issued 278,734 Warrant Shares to the Holder, and 978,000 Warrant Shares were held in abeyance for future issuance. Subsequent to September 30, 2024, the 978,000 Warrant Shares held in abeyance were issued (See Note 8).

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

On September 20, 2024, the Company calculated the total fair value of the consideration for the modification of the March 2024 Common Warrants, which includes the incremental fair value of the March 2024 Common Warrants (determined by comparing the fair values immediately prior to and immediately after the modification). The fair values were calculated using the Binomial Lattice valuation model, and the Company determined that the total fair value of the consideration related to the modification of the March 2024 Common Warrants amounted to approximately $297,500, which are considered offering costs and were netted against the net proceeds received by the warrant exercise under the guidance of ASU 2021-04, resulting in both a credit and a charge to additional paid-in capital and therefore no net accounting effect.

On September 20, 2024, in connection with the inducement offer agreement issuance of the New Warrants and the September 2024 Placement Agent Warrants, the Company calculated the fair value of such warrants using the Binomial option-pricing model, and the Company determined that the aggregate total fair value of the New Warrants and the September 2024 Placement Agent Warrants amounted to approximately $5,460,000, which are considered offering costs and were netted against the net proceeds received by the warrant exercise under the guidance of ASU 2021-04, resulting in both a credit and a charge to additional paid-in capital and therefore no net accounting effect.

The fair value of the March 2024 Common Warrants on the modification date, the fair value of the New Warrants, and the fair value of the September 2024 Placement Agent Warrants were estimated using the Binomial option-pricing model with the following assumptions:

September 20, 2024
Exercise price	$2.33 to $3.225
Term (years)	1.75 to 5.5
Expected stock price volatility	162.4%
Risk-free rate of interest	3.48% to 3.55%

Common Stock Issued for Pre-Funded Warrant Exercises

During the three months ended June 30, 2024, the Company issued 103,367 common shares in connection with the exercise of 103,367 pre-funded warrants for net proceeds of $104.

During the three months ended September 30, 2024, the Company issued 417,000 common shares in connection with the exercise of 417,000 pre-funded warrants for net proceeds of $417.

Stock Warrants

In connection with the IPO, in February 2023, the Company issued 11,245 fully vested warrants to the placement agent. The warrants are exercisable at $54.78 per share and expire on February 14, 2028. The warrants were considered equity issuance costs; therefore, there was no financial statement impact for the grant during the year ended December 31, 2023.

On March 13, 2024, in connection with the March 2024 Private Placement, the Company issued an aggregate of 1,256,734 Common Warrants consisting of (i) the Series A Warrants to purchase up to 628,367 shares of the Company’s common stock, and (iii) the Series B Warrants to purchase up to 628,367 shares of the Company’s common stock. Additionally, the Company sold the Pre-Funded Warrants to purchase up to 520,367 shares of the Company’s common stock (See above). Additionally, in connection with the March 2024 Private Placement, the Company issued 47,128 March 2024 placement agent warrants.

On September 20, 2024, in connection with the inducement offer agreement discussed above , the Company issued an aggregate of 2,513,468 New Warrants consisting of (i) the Series A Warrants to purchase up to 1,256,734 shares of the Company’s common stock, and (ii) the Series B Warrants to purchase up to 1,256,734 shares of the Company’s common stock. Additionally, the Company issued 94,255 September 2024 placement agent warrants.

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Warrant activity for the nine months ended September 30, 2024 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	11,245	$54.78	4.13	$-
Granted	4,431,952	3.02	-	-
Exercised	(1,777,101)	1.82	-	-
Balance Outstanding, September 30, 2024	2,666,096	$2.66	3.55	$4,239,093
Exercisable, September 30, 2024	2,666,096	$2.66	3.55	$4,239,093

2022 Equity Incentive Plan

On March 30, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved an initial 208,333 shares of common stock for issuance thereunder. The 2022 Plan was approved by shareholders on March 30, 2022. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. Pursuant to the 2022 Plan, there shall be annual increase in the number shares reserved under the 2022 Plan on the first day of each calendar year beginning with the first January 1 following the effective date of the 2022 Plan and ending with the last January 1 during the initial ten-year term of the 2022 Plan, equal to the lesser of (A) five percent (5%) of the Shares outstanding (on an as-converted basis, which shall include Shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for Shares, including without limitation, preferred stock, warrants and employee options to purchase any Shares) on the final day of the immediately preceding calendar year and (B) such lesser number of Shares as determined by the Board; provided, that, shares of Common Stock issued under the 2022 Plan with respect to an Exempt Award shall not count against such share limit. Accordingly, in June 2024, the number of shares reserved under the 2022 Plan was increased by 95,304 to 303,637 reserved shares.

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

GAXOS.AI INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

On July 17, 2024, the Company granted stock options to purchase 7,000 shares of the Company’s common stock at an exercise price of $2.15 per share to ta member of the Medical Advisory Board pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was July 17, 2024 and the options expire on July 17, 2034. The options vest quarterly (875 each quarter) beginning on October 17, 2024 and each quarter thereafter through October 17, 2026. The stock options were valued at $14,536 on the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Dividend rate	—%	—%
Term (in years)	3.0 to 6.0 years	3.0 to 6.0 years
Volatility	168.9 to 184.6%	68.8% to 71.6%
Risk—free interest rate	4.07% to 4.56%	3.95% to 4.00%

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

During the nine months ended September 30, 2024 and 2023, the Company recognized total stock-based expenses related to stock options of $84,190 and $914,426, respectively, which has been reflected in general and administrative expenses on the statements of operations and comprehensive loss. As of September 30, 2024, a balance of $131,258 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.19 years.

Stock option activity during the nine months ended September 30, 2024 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Balance on December 31, 2023	38,334	$49.80	8.49
Granted	25,750	3.90	-
Balance on September 30, 2024	64,084	$31.35	8.01
Options exercisable on September 30, 2024	38,960	$46.11	7.85
Weighted average fair value of options granted during the period	-	$3.67	-

On September 30, 2024, the aggregate intrinsic value of options outstanding was $0.

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

NOTE 8 – SUBSEQUENT EVENTS

On September 23, 2024, the Company formed a wholly-owned subsidiary, RNK Health, a company incorporated under the laws of the State of Delaware as a limited liability company. RNK Health was formed in order to form a partnership and potential relationship with Nekwellness to engage in the proposed business of marketing certain products. On October 10, 2024, the Company, RNK Health, and Nekwellness entered into an operating agreement (the “Operating Agreement”) of RNK Health for the regulation and management of the affairs of RNK Health. On October 10, 2024, the Company, the sole member of RNK Health, admitted Nekwellness as a member of RNK Health and accordingly, Nekwellness was granted a 30% membership interest in RNK Health, with the Company reduced to a 70% membership interest.

Subsequent to September 30, 2024, 978,000 Warrant Shares held in abeyance were issued.

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

We expect to launch the artificial intelligence solution in Q4 of 2024.

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

We launched the AI-powered health optimization product in the third quarter of 2024.

Basis of Presentation

The unaudited financial statements contained herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“US GAAP”) and the requirements of the Securities and Exchange Commission (“SEC”).

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying financial statements include valuation of investments, valuation of intangible assets and other long-lived assets, estimates of deferred tax valuation allowances and the fair value of stock options issued for services.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We consider the following to be critical accounting estimates.

Intangible assets

Intangible assets, consisting of software licenses and technology licenses, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life of 5 years, less any impairment charges. We test intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted future cash flows of the asset or asset group to their carrying amount. If the carrying value of the assets exceeds their estimated undiscounted future cash flows, an impairment loss would be determined as the difference between the fair value of the assets and its carrying value. Typically, the fair value of the assets would be determined using a discounted cash flow model which would be sensitive to judgments of what constitutes an asset group and certain assumptions such as estimated future financial performance, discount rates, and other assumptions that marketplace participants would use in their estimates of fair value. There have been no material changes in the underlying assumptions and estimates used in these calculations in the relevant period. The accounting estimate related to asset impairments is highly susceptible to change from period to period because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years. These assumptions impact the amount of an impairment, which could materially adversely impact the statements of operations.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to account for forfeitures as they occur. We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees, and directors as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option granted is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of our common stock, expected life of stock options, the expected volatility, and the expected risk-free interest rate, among others. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used, stock-based compensation expense, as determined in accordance with authoritative guidance, could have been materially impacted. Furthermore, if we use different assumptions on future grants, stock-based compensation expense could be materially affected in future periods.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment and software necessary to conduct our operations on an as needed basis.

Results of Operations

Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023.

Revenue

During the three and nine months ended September 30, 2024, we generated revenues of $2,704 and $2,723, respectively, primarily from the sale of health coaching packages to its customers. Health coaching packages consist of a series of lab tests and personal health coaching sessions. We did not generate during the 2023 periods.

Operating Expenses

During the three months ended September 30, 2024 and 2023, we incurred operating expenses of $908,573 and $873,616, respectively, an increase of $34,957, or 4.0%. During the nine months ended September 30, 2024 and 2023, we incurred operating expenses of $2,806,934 and $3,184,549, respectively, a decrease of $377,615, or 11.9%. For the three and nine months ended September 30, 2024 and 2023, operating expenses consisted of the following:

Research and development expenses

We enter into agreements with third-party developers that require us to make payments for game and software development services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game title and software. During the preliminary project stage and prior to the application development stage of the product, we record any costs incurred by third-party developers as research and development expenses.

We capitalize all development and production service payments to third-party developers as internal-use software development costs and licenses once we reach the application development stage. Prior to this stage, we expense all research and development fees. During the three months ended September 30, 2024 and 2023, we reported research and development expense of $252,657 and $258,405, respectively, a decrease of $5,748, or 2.2%. The decrease is primarily due to a decrease in outside development costs incurred in connection with the development of Gaxos Games offset by an increase in development of the Gaxos Health platforms. During the nine months ended September 30, 2024 and 2023, we reported research and development expense of $684,327 and $630,574, respectively, an increase of $53,753, or 8.5%. The increase is primarily due to an increase in outside development costs incurred in connection with the development of Gaxos Health platforms offset by a decrease in outside development costs incurred in connection with the development of Gaxos Games. We expect research and development expenses to increase in the future as development of Gaxos Games and Gaxos Health accelerates.

General and administrative expenses

	For the Three Months ended September 30, 2024	For the Three Months ended September 30, 2023	For the Nine Months ended September 30, 2024	For the Nine Months ended September 30, 2023
Compensation and related benefit	$172,502	$208,365	$689,565	$1,202,199
Professional fees	259,167	254,553	819,528	952,431
Other general and administrative expenses	224,247	152,293	613,514	346,982
Total general and administrative expenses	$655,916	$615,211	$2,122,607	$2,501,612

Compensation and related benefits

During the three months ended September 30, 2024 and 2023, compensation and related benefits amounted to $172,502 and $208,365, respectively, a decrease of $35,863, or 17.2%. The decrease during the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily attributable to a decrease in executive officer and employee compensation.

During the nine months ended September 30, 2024 and 2023, compensation and related benefits amounted to $689,565 and $1,202,199, respectively, a decrease of $512,634, or 42.6%. The decrease during the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily attributable to a decrease in accretion of stock-based compensation related to issuance of stock options to executive officers, directors and employees of $640,537, offset by an increase in executive officer and employee compensation of $127,903.

Professional fees

During the three months ended September 30, 2024 and 2023, we incurred professional fees of $259,167 and $254,553, respectively, an increase of $4,614, or 1.8%, attributable to an increase in advisory fees of $129,500, offset by a decrease in other professional fees of $124,886.

During the nine months ended September 30, 2024 and 2023, we incurred professional fees of $819,528 and $952,431, respectively, a decrease of $132,903, or 13.9%, attributable to a decrease in stock-based consulting fees due to the accretion of stock options expense to consultants of $189,699, and a decrease in investor relations fees of $328,050, offset by an increase in advisory fees of $306,695 and an increase in other professional fees of $78,151.

Other general and administrative expenses

General and administrative expenses consist of advertising and marketing expenses, office expenses, insurance, listing fees, computer and interest expenses, travel expenses, amortization expense, and other general business expenses. During the three months ended September 30, 2024 and 2023, we incurred general and administrative expenses of $224,247 and $152,293, respectively, an increase of $71,954, or 47.2%. During the nine months ended September 30, 2024 and 2023, we incurred general and administrative expenses of $613,514 and $346,982, respectively, an increase of $266,532, or 76.8%. Generally, the increase in other general and administrative expenses during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023 was primarily attributable to an increase in advertising and marketing expenses and a ramp up of operations which began in February 2023 following the Company’s IPO.

Impairment loss

On August 9, 2023 and effective August 1, 2023, the Company and Columbia University agreed to the termination of the Software and Patent License Agreement between the Company and The Trustees of Columbia University in the City of New York, dated August 29, 2022. Accordingly, as of September 30, 2023, we wrote off the remaining unamortized book value of the intangible asset of $52,363, and during the nine months ended September 30, 2023, recorded an impairment loss of $52,363, which is included in operating expenses on the accompany statement of operations and comprehensive loss.

Loss from operations

During the three months ended September 30, 2024 and 2023, we reported a loss from operations of $905,869 and $873,616, respectively, an increase of $32,253, or 3.7%. During the nine months ended September 30, 2024 and 2023, we reported a loss from operations of $2,804,211 and $3,184,549, respectively, a decrease of $380,338, or 11.9%. The change in loss from operations was due to changes in general and administrative expenses, research and development, and impairment loss as discussed above.

Other income

During the three months ended September 30, 2024 and 2023, we reported other income of $41,459 and $16,557, respectively, an increase of $24,902, or 150.4%. This increase is attributable to an increase in interest income. During the nine months ended September 30, 2024 and 2023, we reported other income of $218,418 and $37,415, respectively, an increase of $181,003, or 483.8%. This increase is attributable to an increase in interest income of $59,238. Additionally, we recorded a realized gain on short-term investments during the nine months ended September 30, 2024 and 2023 of $121,765 and $0, respectively.

Net loss

During the three months ended September 30, 2024 and 2023, our net loss amounted to $864,410, or a net loss per common share of $0.61 (basic and diluted) and $857,059, or a net loss per common share of $0.85 (basic and diluted), respectively, an increase of $7,351, or 0.86%. During the three months ended September 30, 2024 and 2023, our total comprehensive loss amounted to $864,410 and $815,218, respectively, an increase of $49,192, or 6.0%.

During the nine months ended September 30, 2024 and 2023, our net loss amounted to $2,585,793, or a net loss per common share of $1.95 (basic and diluted) and $3,147,134, or a net loss per common share of $3.20 (basic and diluted), respectively, a decrease of $561,341, or 17.8%. During the nine months ended September 30, 2024 and 2023, our total comprehensive loss amounted to $2,668,279 and $3,067,488, respectively, a decrease of $389,325, or 12.7%.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On September 30, 2024, we had a cash balance of $5,227,894, had short-term investments of $1,416,056, and had working capital of $6,525,650.

On March 13, 2024, we entered into a securities purchase agreement (the “March 2024 Purchase Agreement”) with an institutional investor (“the “Purchaser”) for the issuance and sale in a private placement (the “March 2024 Private Placement”) of aggregate Units consisting of (i) 108,000 shares of the Company’s common stock, (ii) series A warrants to purchase up to 628,367 shares of the Company’s common stock (the “Series A Warrants”), and (iii) series B warrants to purchase up to 628,367 shares of the Company’s common stock (the “Series B Warrants” and together with the Series A Warrants, the “March 2024 Common Warrants”). The purchase price of each Unit consisted of one share of the Company’s common stock and associated March 2024 Common Warrants, was $5.57 per Unit for aggregate gross proceeds of $601,560. Additionally, we sold pre-funded warrants to purchase up to 520,367 shares of the Company’s common stock (the “Pre-Funded Warrants”). Pre-funded Warrants are a type of warrant that allows the warrant holder to purchase a specified number of a company’s securities at a nominal exercise price. The purchase price of each Pre-Funded Warrant was $5.569 for aggregate gross proceeds of $2,897,924. In connection with this March 2024 Private Placement, we raised aggregate gross proceeds of $3,499,484 consisting of $601,560 from the sales of common stock units and $2,897,924 from the sale of pre-funded warrants, and we received net proceeds of $3,056,984, net of offering costs paid to the placement agent of $382,500 and legal fees of $60,000, which were netted against the $601,560 of gross proceeds from the sale of common stock units for net proceeds allocated to the sale of common stock units of $159,060. We are using the net proceeds received from the March 2024 Private Placement for general corporate purposes and working capital.

On September 20, 2024, we entered into an inducement offer agreement with the Holder of the March 2024 Common Warrants to immediately exercise for cash an aggregate 1,256,734 of the March 2024 Common Warrants to purchase shares of the Company’s common stock at a reduced exercise price of $2.58 per share for gross proceeds to the Company of $3,242,374 and we received net proceeds of $2,834,843 after deducting placement agent fees of $376,552 and other offering expenses paid by the Company of $30,979. The exercised March 2024 Common Warrants were issued pursuant to a March 2024 Purchase Agreement dated March 13, 2024 by and between the Company and the Holder. Each March 2024 Common Warrant was initially exercisable at an original exercise price of $5.50 per share.

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2024, net cash used in operations was $2,512,166, which primarily resulted from our net loss of $2,585,793, adjusted for the add back of amortization expense of $37,036, stock-based compensation to employees of $84,190, and a realized gain on short-term investments of $121,765, and changes in operating asset and liabilities such as an increase in prepaid expenses and other current assets of $61,477, an increase in accounts payable of $113,406, and an increase in accrued expenses of $19,089.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2024, net cash provided by investing activities was $842,604, which resulted from proceeds received from the sale of short-term investments of $3,312,205, offset by cash used for the purchase of short-term investments of $2,096,293, the purchase of equity securities of $199,998, an increase in capitalized internal-use software development costs of $23,310, and the purchase of an intangible asset of $150,000.

For the nine months ended September 30, 2023, net cash used in investing activities was $3,515,867, which resulted from the purchase of short-term investments of $3,491,242 and an increase in capitalized software development costs of $24,625. For the nine months ended September 30, 2022, there was no net cash used in investing activities.

Cash Flows from Financing Activities

For the nine months ended September 30, 2024, net cash provided by financing activities was $5,872,746. On March 13, 2024, we entered into the March 2024 Private Placement of aggregate Units consisting of (i) 108,000 shares of the Company’s common stock, (ii) the March 2024 Common Warrants. The purchase price of each Unit consisted of one share of the Company’s common stock and associated March 2024 Common Warrants, was $5.57 per Unit for aggregate gross proceeds of $601,560. Additionally, we sold pre-funded warrants to purchase up to 520,367 shares of the Company’s common stock (the “Pre-Funded Warrants”). Pre-funded Warrants are a type of warrant that allows the warrant holder to purchase a specified number of a company’s securities at a nominal exercise price. The purchase price of each Pre-Funded Warrant was $5.569 for aggregate gross proceeds of $2,897,924. In connection with this March 2024 Private Placement, we raised aggregate gross proceeds of $3,499,484 consisting of $601,560 from the sales of common stock units and $2,897,924 from the sale of pre-funded warrants, and we received net proceeds of $3,056,984, net of offering costs paid to the placement agent of $382,500 and legal fees of $60,000, which were netted against the $601,560 of gross proceeds from the sale of common stock units for net proceeds allocated to the sale of common stock units of $159,060. Additionally, on September 20, 2024, we entered into an inducement offer agreement with the Holder of the March 2024 Common Warrants to immediately exercise for cash an aggregate 1,256,734 of the March 2024 Common Warrants to purchase shares of the Company’s common stock at a reduced exercise price of $2.58 per share for gross proceeds to the Company of $3,242,374 and the Company received net proceeds of $2,834,843 after deducting placement agent fees of $376,552 and other offering expenses paid by the Company of $30,979. Furthermore, during the nine months ended September 30, 2024, we purchased and cancelled 6,846 treasury shares for $19,602, or at an average price of $2.86 per share.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15 and 15d-15(e)) as of September 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

GAXOS.AI INC.

Dated: November 14, 2024	By:	/s/ Vadim Mats
	Name:	Vadim Mats
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Steven Shorr
	Name:	Steven Shorr
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)