Form 10-K
period 2024-12-31
GAXOS.AI INC.
filed 2025-03-28
CIK 1895618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 001-41620

GAXOS.AI INC.

(Exact name of Registrant as specified in its charter)

Nevada	87-3288897
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

101 Eisenhower Pkwy Suite 300, Roseland, New Jersey	07068
(Address of principal executive offices)	(Zip Code)

(973) 275-7428

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, par value $0.0001	GXAI	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of $2.78 per share of common stock as of June 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), was $2,700,697,72.

As of March 25, 2025, 7,123,453 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

Documents Incorporated by Reference: None.

 GAXOS.AI INC.

Form 10-K

For the Fiscal Year Ended December 31, 2024

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 5 of Annual Report on Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

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

Risks Related to Our Business and Industry

●	We have a limited operating history and have not yet generated any revenues;

●	We have not developed a strong customer base, and we have not generated sustainable revenue since inception. We cannot assure you that we ever will. We will incur significant losses in launching products and we may not realize sufficient subscriptions or profits in order to sustain our business;

●	We are dependent on the services of certain key management personnel, employees, and advisors. If we are unable to retain or motivate such individuals or hire qualified personnel, we may not be able to grow effectively;

●	Certain products that we offer are based on new and unproven technologies and is subject to the risks of failure inherent in the development of new products and services;

●	A slowdown or reduction in our sales in due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances

●	If we fail to add new users, or if our users engage less with our products, our business would be seriously harmed; and

●	Uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of the products we offer or intend to offer in the future.

Risks Related to Data Security

●	We rely on information systems to obtain, process, analyze, and manage data and to the extent IT systems are not successfully implemented or fail, our business and results of operations may be adversely affected.

●	In addition to the risks generally relating to the collection, use, retention, security and transfer of personal information, we are also subject to specific obligations relating to information considered sensitive under applicable laws, such as health data and biometric data.

●	Unauthorized access, use or disclosure of certain sensitive information in our possession or our failure to satisfy legal requirements, including requirements relating to safeguarding protected health information under the Health Insurance Portability and Accountability Act (“HIPAA”) or state data privacy laws could result in civil and criminal liability and regulatory action, which could result in potential fines and penalties, as well as costs relating to investigation of an incident or breach, corrective actions, required notifications to regulatory agencies and customers, credit monitoring services and other necessary expenses.

Risks Related to Information Technology Systems, Intellectual Property and Privacy Laws

●	We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services which would harm our competitive position;

●	Unauthorized breaches or failures in cybersecurity measures adopted by us and/or included in our products and services could have a material adverse effect on our business; and

●	We may be subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could adversely affect our business.

Risks Related to Digital Assets

●	The exchanges on which crypto assets trade are relatively new and largely unregulated, and thus may be exposed to loss, fraud and failure;

●	General regulatory uncertainty with respect to whether certain NFTs could be considered securities and if NFTs we sold were deemed to be securities, we could be in violation of securities laws which could lead to an enforcement action by the SEC and result in fines and other penalties, and have a negative impact on our business; and

●	We rely on third-party providers for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our products. Any disruption in the services provided by such third-party providers could adversely affect our business.

Risks Related to Regulatory Changes

●	We may be subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could adversely affect our business;

●	Current and future laws and regulations.

Risks Related to the Offering and Our Common Stock

●	We do not expect to pay dividends in the foreseeable future;

●	If our stock price fluctuates, you could lose a significant part of your investment;

●	The delisting of our securities by The Nasdaq Capital Market (“Nasdaq”); and

●	Exclusive forum provisions in our certificate of incorporation and bylaws.

ITEM 1. BUSINESS

Overview

We are a technology-based company that is developing applications aimed at redefining the way we utilize artificial intelligence (“AI”) to optimize the user experience. We are committed to addressing the need for AI solutions in both health and entertainment.

Gaxos Labs

Gaxos Labs, launched in September 2024, is a transformative generative AI service that empowers game developers and publishers. Key features of the product include:

●	AI-Powered Creativity: Reduces creative asset development time from hours to minutes, transforming artistic visions into reality with ease. Rapid prototyping abilities allows for experimentation with different designs quickly and easily.

●	Monetization: Publishers have the ability to offer users AI-generated assets for player customization.

●	Seamless Integration: With plug-and-play functionality for Unity and Godot, integration is effortless into existing workflows.

●	API: Connect to any game development engine and build for any platform including mobile and PC.

●	Dynamic Content Generation: User-Generated-Ai-Content (“UGAiC”) feature offers new experiences with each playthrough by letting gamers use AI in real time, fostering a dynamic gaming environment.

●	Customized Solutions: From personalized AI models including images and sound capabilities to expert consulting services, our offering includes customizable solutions to meet the unique needs of any developer.

Gaxos Gaming

Gaxos Gaming (the “Platform” or “Gaxos Gaming”) was created with a vision to develop, design, acquire, and manage conventional games and to combine these games with unconventional game mechanisms, such as the ability for gamers and developers to utilize AI to create and design in-game features, as well as to mint unique in-game features, such as skins, characters, weapons, gear, levels, and virtual lands, in the form of non-fungible tokens, or “NFTs,” that will allow users to have unique experiences and more control over in-game assets.

In 2023, we launched our own proprietary games that are simple and fun to play, and that offer gamers the ability to utilize AI to personalize their gaming experience as well as to mint their own affordable NFTs, with unique and exclusive features, that can be utilized across our network of games. As of December 2024, we have launched four games, Space Striker AI, Brawl Bots, BattleFleet AI, and Jigsaw Puzzle AI.  Space Striker AI allows players to engage in a captivating storyline and exciting retro shooting space action in the players AI-generated spaceship. Players can fuse crystals to upgrade their ship parts to craft, clash and conquer the galaxy all within a dynamic free-to-play economy. Brawl Bots immerses users in high-octane battles in real time against other players, in solo play or teams. Each player gets to control their own exclusive Bot character, ensuring a personalized gaming experience. BattleFleet AI is a take on the classic Battleship game with AI elements that allow gamers to design their ships. Jigsaw Puzzle AI lets gamers solve preloaded jigsaw puzzles as well as design and solve new jigsaw puzzles using AI.

Gaxos Health

In July 2024, we launched Gaxos Health, which is dedicated to revolutionizing personal health and wellness by developing a suite of innovative AI-powered health optimization solutions. Gaxos Health will integrate AI-driven insights with individual biometric data and health goals to create web and application based personalized wellness strategies for users. This cutting-edge approach was designed to redefine preventative medicine, offering unparalleled personalization in health and wellness. Gaxos Health solutions will analyze a wide range of health data to provide tailored wellness plans and address the growing demand for personalized health solutions. We believe that this technology is not just a step but a leap forward in empowering individuals to take control of their health and longevity with AI’s precision and intelligence. Currently, Gaxos Health offers customized health plans and coaching based on collected DNA, blood biomarkers, and individual goals and traits.

RNK Health

On September 23, 2024, the Company formed a wholly-owned subsidiary, RNK Health LLC (“RNK Health”), to form a partnership and potential relationship with Nekwellness, LLC (“Nekwellness”) to engage in the proposed business of marketing certain health-related products. On October 10, 2024, the Company, RNK Health and Nekwellness entered into an operating agreement with respect to the regulation and management of the affairs of RNK Health and, as of such date, the Company owns a 70% membership interest in RNK Health and Nekwellness owns a 30% membership interest in RNK Health. RNK Health is currently providing access to GLP-1 medications such as injectable and oral Semaglutide and Terzepatide, and intends to add other products such as testosterone replacement therapy (TRT)

Intellectual Property

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

Competition

We operate in industries that are highly competitive and evolving. Specifically, our business faces intense competition in gaming and other various digital products. In addition, our Platform may face competition from other AI services that cater to game users and game developers. Further, our competition may become more intense if gaming industry leaders such as Sony, Nintendo, and Microsoft, all of whom have significant financial, technical and other resources, greater brand recognition and longer operating histories, decide to focus their efforts on blockchain gaming.

Gaxos Health will also operate in a competitive health and wellness landscape. Specifically, Gaxos Health may face intense competition from other companies catering to individuals that are seeking for ways to improve their longevity and health span. Certain competitors may expand their offering to include artificial intelligence and other proprietary methodologies that can further increase competition.

RNK Health operates in a competitive landscape and faces competition from similar companies that provide access to similar products such as compounded Semaglutide and Tirzepatide.

Our ability to compete depends in large part on our continuous commitment to research and development, our ability to rapidly introduce new features and functionality, and to acquire users. We intend to work closely with our customers to continuously enhance the performance, functionality, usability, reliability and flexibility of the Platform.

Employees

As of March 15, 2025, we have a total of 3 full-time employees, We have established a network of external professionals and consultants to which we outsource various research and development and operational tasks in an effort to minimize administrative overhead. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Corporate History

We were originally incorporated in the State of Wyoming on October 27, 2021 (“NFT Wyoming”).

On March 29, 2022, the Board of Directors of the Company approved, subject to shareholder approval, a Plan of Conversion, pursuant to which the Company converted from a corporation incorporated under the laws of the State of Wyoming to a corporation incorporated under the laws of the State of Delaware (the “Delaware Reincorporation”), and such approval included the adoption of the Certificate of Incorporation (the “Delaware Certificate”) and the Bylaws (the “Delaware Bylaws”) for the Company under the laws of the State of Delaware, under the name, “The NFT Gaming Company, Inc.,” to become effective with the effectiveness of the Reincorporation. On March 29, 2022, we received majority shareholder approval.

On March 30, 2022, we completed the Delaware Reincorporation by filing the Delaware Certificate with the Delaware Secretary of State.

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

On September 16, 2024, the Board of Directors of the Company approved, subject to shareholder approval, a Plan of Conversion, pursuant to which the Company converted from a corporation incorporated under the laws of the State of Delaware to a corporation incorporated under the laws of the State of Nevada (the “Reincorporation”), and such approval included the adoption of the Articles of Incorporation (the “Nevada Articles”) and the Bylaws (the “Nevada Bylaws”) for the Company under the laws of the State of Nevada, under the name, “Gaxos.ai Inc.,” to become effective with the effectiveness of the Reincorporation. On December 27, 2024, we received majority shareholder approval for the Reincorporation.

On March 3, 2025, we changed our state of incorporation from Delaware to Nevada.

Our Corporate Information

We were incorporated as in the State of Wyoming on October 27, 2021. On March 30, 2022, we changed our state of incorporation from Wyoming to Delaware. On March 3, 2025, we changed our state of incorporation from Delaware to Nevada. Our principal executive offices are located at 101 Eisenhower Pkwy, Suite 3000, Roseland, NJ 07068 and our telephone number is (973) 275-7428.

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

Our proposed Platform is currently under development. It is our intent that the Platform will (i) support our owned-and-operated games; (ii) provide third-party game creators and publishers with the ability to integrate our NFT infrastructure; and (iii) create a unified environment where all the games and users on the Platform can participate in promotions, opportunities, and various experiences. Failure to develop a robust gaming platform will adversely affect our business objectives.

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

We face the risk of fraud.

Online transactions may be subject to sophisticated schemes or collusion to defraud, launder money or other illegal activities, and there is a risk that our products may be used for those purposes either by our customers or our employees or contractors. This may be especially true when dealing with cryptocurrencies, which by design, may be difficult or impossible to trace. While we believe that our systems, both computer and procedural, afford an adequate degree of protection against fraudulent activities, if such protection is not effective in all cases, is circumvented or if we fail to implement updated controls and procedures or to counter new fraud techniques, we could lose the confidence of our customers and our reputation could be damaged. Moreover, any failure to protect ourselves and our customers from fraudulent activity could result in reputational damage and could materially adversely affect our operations, financial performance and prospects. Failure to adequately monitor and prevent money laundering and other fraudulent activity could also result in civil or criminal liability.

We use open-source software in connection with certain of our games and services which may pose particular risks to our proprietary software, products, and services in a manner that could have a negative impact on our business.

We use open-source software in connection with some of the games and services we offer. Some open-source software licenses require users who distribute open-source software as part of their software to publicly disclose all or part of the source code to such software or make available any derivative works of the open source code on unfavorable terms or at no cost. The terms of various open-source licenses have not been interpreted by courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our use of the open-source software. Were it determined that our use was not in compliance with a particular license, we may be required to release our proprietary source code, pay damages for breach of contract, re-engineer our games or products, discontinue distribution in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action that may divert resources away from our game development efforts, any of which could negatively impact our business.

We rely on third-party providers for computing infrastructure, secure network connectivity, and other technology-related services needed to deliver our products. Any disruption in the services provided by such third-party provider could adversely affect our business.

Our products are hosted from and use computing infrastructure, secure network connectivity, and other technology-related services provided by third-party providers. We do not control the operations of these third-party provider or own the equipment used to provide such services. Because we cannot easily switch between cloud providers, any disruption of or interference, for example, due to natural disasters, cyber-attacks, terrorist attacks, power losses, telecommunications failures, or similar events, would impact our operations and may adversely affect our business, financial condition, operating results and cash flows. In addition, these providers have no obligation to renew their agreements with us on commercially reasonable terms or at all. If we are unable to renew our agreements on commercially reasonable terms or develop our blockchain capabilities, we may be required to transition to a new provider, and we may incur significant costs and possible service interruption in connection with doing so.

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

We cannot assure you that third parties will not claim our current or future products or services infringe their intellectual property rights. Any such claims, with or without merit, could cause costly litigation that could consume significant management time. Such claims also might require us to enter into royalty or license agreements. If required, we may not be able to obtain such royalty or license agreements or obtain them on terms acceptable to us.

We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services which would harm our competitive position.

Our success, in part, depends upon our proprietary technology. We have various forms of intellectual property including patent, copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to establish and protect our proprietary rights. Despite these precautions, third parties could copy or otherwise obtain and use our technology without authorization or develop similar technology independently. We also pursue the registration of our domain names, trademarks, and service marks in the United States. However, we cannot provide any assurance that patent applications that we file will ultimately result in an issued patent or, if issued, that they will provide sufficient protections for our technology against competitors. We cannot assure you that the protection of our proprietary rights will be adequate or that our competitors will not independently develop similar technology, duplicate our products and services or design around any intellectual property rights we hold.

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

There is regulatory uncertainty with respect to whether certain NFTs could be considered securities. If NFTs sold on the Platform were deemed to be securities, we may be found to be in violation of securities laws for engaging in transactions regarding unregistered securities. Such a determination could lead to an enforcement action by the SEC and result in fines and other penalties, which will have a negative impact on our business.

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

We intend to safeguard and keep private custodian our digital assets by utilizing storage solutions provided by a custodian, which will likely require multi-factor authentication. While we are confident in the security of our digital assets that will be held by our custodian, given the broader market conditions, there can be no assurance that other crypto asset market participants, including our custodian, will not ultimately be impacted by recent market events. If our custodian were to limit or halt services, we would need to find another custodian. While we have not been directly impacted by any of the recent bankruptcies in the crypto asset space as we had no contractual privity or relationship to the relevant parties, we are dependent on the overall industry perception tied to these recent bankruptcy events, and this may be reflected in our stock price as well as the price of Bitcoin and other crypto assets. We continue to monitor the digital assets industry as a whole, although these events are continuing to develop and it is not possible at this time to predict all of the risks stemming from these events that may result to us, our service providers, including digital asset payment service providers, custodians and wallets, our counterparties, and the broader industry as a whole.

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

Our Articles of Incorporation provide that, unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Articles of Incorporation provide that, unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada will be the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Nevada Revised Statutes, our Articles of Incorporation or our bylaws. This choice of forum provision does not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees.

If a court were to find the choice of forum provision contained in our Articles of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.

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

Provisions in our articles of incorporation, bylaws and of Nevada law have anti-takeover effects that could prevent a change in control that could be beneficial to our stockholders, which could depress the market price of shares of our common stock.

Our articles of incorporation, bylaws and Nevada corporate law contain provisions that could delay, defer or prevent a change in control of us or our management that could be beneficial to our stockholders. These provisions could also discourage proxy contests and make it more difficult for our stockholders to elect directors and take other corporate actions. These provisions might also discourage a potential acquisition proposal or tender offer, even if the acquisition proposal or tender offer is at a price above the then-current market price for shares of our common stock. These provisions:

●	provide that directors may only be removed upon a vote of at least eighty percent of the shares outstanding;

●	establish advance notice requirements for nominating directors and proposing matters to be voted on by stockholders at stockholder meetings;

●	limit the right of our stockholders to call a special meeting of stockholders;

●	authorize our board of directors to issue preferred stock and to determine the rights and preferences of those shares, which would be senior to our common stock, without prior stockholder approval;

●	require amendments to our articles of incorporation to be approved by the holders of at least eighty percent of our outstanding shares of common stock;

●	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors; and

●	provide a prohibition on stockholder action by written consent, thereby only permitting stockholder action to be taken at an annual or special meeting of our stockholders.

We are also subject to certain anti-takeover provisions under Nevada law. Under Nevada law, a corporation may not, in general, engage in a business combination with any “interested stockholder” for two (2) years after the date the person first became an interested stockholder, unless the combination meets all of the requirements of our articles of incorporation and (i) the purchase of shares by the interested stockholder is approved by our board of directors before that date or (ii) the combination is approved by our board of directors and, at or after that time, the combination is approved at an annual or special meeting of our stockholders, and not by written consent, by the affirmative vote of the holders of stock representing at least sixty percent (60%) of our outstanding voting power not beneficially owned by the interested stockholder or the affiliates or associates of the interested stockholder.

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

Shareholders

As of March 15, 2025, we had 10 shareholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

None.

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

Unregistered Sales of Equity Securities

On February 21, 2025, we issued 200,000 restricted shares of our common stock, par value $0.0001 per share to Abraco LLC pursuant to a Software Purchase Agreement by and between the Company and Abraco LLC whereby we acquired certain software comprising the entirety of the code for the design, appearance, content, features and functionality of the application, together with all related documentation, and all derivative works, updates, improvements, modifications and enhancements made by or on behalf of Abraco LLC.

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

Gaxos Labs

Gaxos Labs, launched in September 2024, is a transformative generative AI service that empowers game developers and publishers. Key features of the product include:

●	AI-Powered Creativity: Reduces creative asset development time from hours to minutes, transforming artistic visions into reality with ease. Rapid prototyping abilities allows for experimentation with different designs quickly and easily.

●	Monetization: Publishers have the ability to offer users AI-generated assets for player customization.

●	Seamless Integration: With plug-and-play functionality for Unity and Godot, integration is effortless into existing workflows.

●	API: Connect to any game development engine and build for any platform including mobile and PC.

●	Dynamic Content Generation: User-Generated-Ai-Content (“UGAiC”) feature offers new experiences with each playthrough by letting gamers use AI in real time, fostering a dynamic gaming environment.

●	Customized Solutions: From personalized AI models including images and sound capabilities to expert consulting services, our offering includes customizable solutions to meet the unique needs of any developer.

Gaxos Gaming

Gaxos Gaming (the “Platform”), created with a vision to develop, design, acquire, and manage conventional games and to combine these games with unconventional game mechanisms, such as the ability for gamers and developers to utilize artificial intelligence to create and design in-game features, as well as to mint unique in-game features, such as skins, characters, weapons, gear, levels, and virtual lands, in the form of non-fungible tokens, or “NFTs,” that will allow users to have unique experiences and more control over in-game assets.

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

RNK Health

On September 23, 2024, the Company formed a wholly-owned subsidiary, RNK Health LLC (“RNK Health”), to form a partnership and potential relationship with Nekwellness, LLC (“Nekwellness”) to engage in the proposed business of marketing certain health-related products. On October 10, 2024, the Company, RNK Health and Nekwellness entered into an operating agreement with respect to the regulation and management of the affairs of RNK Health and, as of such date, the Company owns a 70% membership interest in RNK Health and Nekwellness owns a 30% membership interest in RNK Health. RNK Health is currently providing access to GLP-1 medications such as injectable and oral Semaglutide and Terzepatide, and intends to add other products such as testosterone replacement therapy (TRT)

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We consider the following to be critical accounting estimates.

Intangible assets

Intangible assets, consisting of software licenses and technology licenses, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life of 5 years, less any impairment charges. We test intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted future cash flows of the asset or asset group to their carrying amount. If the carrying value of the assets exceeds their estimated undiscounted future cash flows, an impairment loss would be determined as the difference between the fair value of the assets and its carrying value. Typically, the fair value of the assets would be determined using a discounted cash flow model which would be sensitive to judgments of what constitutes an asset group and certain assumptions such as estimated future financial performance, discount rates, and other assumptions that marketplace participants would use in their estimates of fair value. There have been no material changes in the underlying assumptions and estimates used in these calculations in the relevant period. The accounting estimate related to asset impairments is highly susceptible to change from period to period because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years. These assumptions impact the amount of an impairment, which could materially adversely impact the consolidated statements of operations.

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

Results of Operations

Comparison of Our Results of Operations for the Year Ended December 31, 2024 and 2023.

Revenues

During the year ended December 31, 2024, we generated revenues of $4,027 primarily from the sale of health coaching packages to its customers. Health coaching packages consist of a series of lab tests and personal health coaching sessions. During the year ended December 31, 2023, we generated revenue of $256. Once we achieve a critical mass of users, we plan to offer new features and to charge fees in order to generate revenues from these added features.

Operating Expenses

During the years ended December 31, 2024 and 2023, we incurred operating expenses of $3,707,632 and $4,015,541, respectively, a decrease of $307,909, or 7.7%. Operating consisted of the following:

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

We capitalize all development and production service payments to third-party developers as internal-use software development costs and licenses once we reach the application development stage. During the years ended December 31, 2024 and 2023, we reported research and development fees of $996,487 and $915,818, respectively, an increase of $80,669, or 8.8%. The increase is primarily due to an increase in outside development costs incurred in connection with the development of Gaxos Health platforms offset by a decrease in outside development costs incurred in connection with the development of Gaxos Games. We expect research and development expenses to increase in the future as development of Gaxos Games, Gaxos Health and RNK Health accelerates.

General and administrative expenses

For the years ended December 31, 2024 and 2023, general and administrative expenses consisted of the following:

	For the Year Ended December 31, 2024	For the Year Ended December 31, 2023
Compensation and related benefit	$872,899	$1,432,427
Professional fees	946,200	1,066,969
Other general and administrative expenses	892,046	547,964
Total general and administrative expenses	$2,711,145	$3,047,360

Compensation and related benefits

During the years ended December 31, 2024 and 2023, compensation and related benefits amounted to $872,899 and $1,432,427, respectively, a decrease of $559,528, or 39.1%. The decrease during the year ended December 31, 2024 compared to the year ended December 31, 2023 was primarily attributable to the decrease in accretion of stock-based compensation related to issuance of stock options to executive officers, directors and employees of $640,560, offset by an increase in executive officer and employee compensation and related benefits of $81,032.

Professional fees

During the years ended December 31, 2024 and 2023, we incurred professional fees of $946,200 and $1,066,969, respectively, a decrease of $120,769, or 11.3%, primarily attributable to a decrease in stock-based consulting fees attributable to the accretion of stock-based consulting fees related to issuance of stock options to consultants of $176,351, a decrease in investor relations fees of $323,620 and a decrease in other professional fees of $16,152, offset by an increase in legal fees of $33,213, an increase in accounting fees of $47,755, an increase in advisory fees of $281,761, and an increase in director fees of $32,625.

Other general and administrative expenses

Other general and administrative expenses consist of advertising and marketing expenses, office expenses, insurance, listing fees, computer and interest expenses, travel expenses, amortization expense, and other general business expenses. During the years ended December 31, 2024 and 2023, we incurred other general and administrative expenses of $892,046 and $547,964, respectively, an increase of $344,082, or 62.8%. This increase was primarily attributable to an increase in advertising and marketing fees of $156,254 and an increase in other general and administrative expenses of $187,828.

Impairment loss

On August 9, 2023 and effective August 1, 2023, the Company and Columbia University agreed to the termination of the Software and Patent License Agreement between the Company and The Trustees of Columbia University in the City of New York, dated August 29, 2022. Accordingly, as of December 31, 2023, we wrote off the remaining unamortized book value of the intangible asset of $52,363, and during the year ended December 31, 2023, we recorded an impairment loss of $52,363, which is included in operating expenses on the accompanying statement of operations and comprehensive loss.  We did not record any impairment loss during the year ended December 31, 2024.

Loss from operations

During the years ended December 31, 2024 and 2023, we reported a loss from operations of $3,703,605 and $4,015,285, respectively, a decrease of $311,680, or 7.8%. The decrease in loss from operations was due to a decrease in general and administrative expenses and a decrease in impairment loss, offset by an increase in research and development as discussed above.

Other income

During the years ended December 31, 2024 and 2023, we reported other income of $279,322 and $67,188, respectively, which consisted of interest income and a realized gain on short-term investments in both years.

Net loss

During the years ended December 31, 2024 and 2023, our net loss amounted to $3,424,283 and $3,948,097, respectively, a decrease of $523,814, or 13.3%. During the years ended December 31, 2024 and 2023, our comprehensive loss amounted to $3,508,375, or a net loss per common share of $1.93 (basic and diluted) and $3,852,312, or a net loss per common share of $4.00 (basic and diluted), respectively, a decrease of $343,937, or 8.9%.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2024, we had a cash balance of $14,398,099, had short-term investments of $2,167,419, and had working capital of $16,427,618. During the year ended December 31, 2024, we used net cash in operations of $3,280,397.

On December 18, 2024, we entered into a securities purchase agreement (the “December 18, 2024 Purchase Agreement”) with certain institutional investors, pursuant to which we sold to such investors 1,449,277 common shares of the Company at a purchase price of $3.45 per share for net proceeds from $4,449,055, after deducting Placement Agent fees and offering expenses of $550,950 paid by the Company. Additionally, on December 26, 2024, we entered into a securities purchase agreement (the “December 26, 2024 Purchase Agreement”) with certain institutional and accredited investors, pursuant to which we sold to such investors 1,346,669 shares of the Company’s common stock at a purchase price of $3.00 per share (the “2nd Registered Direct Offering”). The net proceeds from the December 26, 2024 Purchase Agreement amounted to $3,600,656, after deducting Placement Agent fees and offering expenses of $439,351 paid by the Company pursuant to the September 2024 Engagement Letter with the Placement Agent.

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

Cash Flows from Operating Activities

For the year ended December 31, 2024, net cash used in operations was $3,280,397, which primarily resulted from our net loss of $3,424,283, adjusted for the add back of amortization expense of $52,442, stock-based compensation to employees and consultants of $119,443, and a realized gain on short-term investments of $(121,765), and changes in operating asset and liabilities such as an increase in prepaid expenses and other current assets of $38,477, an increase in accounts payable of $122,909, an increase in accrued expenses of $7,436 and an increase in deferred revenues of $1,126.

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

Cash Flows from Investing Activities

For the year ended December 31, 2024, net cash provided by investing activities was $67,735, which resulted from proceeds received from the sale of short-term investments of $4,010,205, offset by the purchase of short-term investments of $3,547,262, the purchase of marketable equity securities of $199,998, the purchase of intangible assets of $150,000, and an increase in capitalized internal-use software development costs of $45,210.

For the year ended December 31, 2023, net cash used in investing activities was $2,533,213, which resulted from the purchase of short-term investments of $3,491,242 and an increase in capitalized internal-use software development costs of $56,971, offset by proceeds received from the sale of short-term investments of $1,015,000.

Cash Flows from Financing Activities

For the year ended December 31, 2024, net cash provided by financing activities was $16,586,051, which primarily resulted from proceeds from the sale of common stock units of $8,208,771, proceeds from exercise of pre-funded warrants of $2,897,924, proceeds from exercise of warrants of $2,663,594 and proceeds from induced exercise of warrants of $2,834,843. Additionally, during the year ended December 31, 2024, we purchased and cancelled 6,846 treasury shares for $19,602, or at an average price of $2.86 per share.

For the year ended December 31, 2023, net cash provided by financing activities was $5,858,734. On February 17, 2023, we closed an IPO pursuant to which we issued 1,686,755 of our common stock for gross proceeds of approximately $7 million and net proceeds of $5,958,470, after deducting underwriting discounts and commissions, and offering expenses. Additionally, during the year ended December 31, 2023, we purchased and cancelled 20,349 treasury shares for $99,736, or at an average price of $4.90 per share.

Our ultimate success is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet our obligations on a timely basis. We will require significant amounts of capital to sustain operations, and we will need to make the investments we need to execute our longer-term business plan to support new technologies and help advance innovation. Absent generation of sufficient revenue from the execution of our long-term business plan, we will need to obtain debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from operations. Such additional debt or equity financing may not be available to us on favorable terms, if at all. We plan to pursue our plans with respect to the research and development of our products which will require resources beyond those that we currently have, ultimately requiring additional capital from third party sources. However, we believe the net proceeds received in the IPO that closed in February 2023 and the capital raised during 2024 will be sufficient to meet our financial obligations for at least the next 12 months.

Off-Balance Sheet Arrangements

For the years ended December 31, 2024 and 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Recently Issued Accounting Standards Not Yet Effective or Adopted

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on the accompanying consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-23, which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

As of December 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2024, our internal control over financial reporting was effective based on such criteria.

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

ITEM 9B. OTHER INFORMATION.

During our last fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this annual report on Form 10-K.

Name	Age	Position(s)
Vadim Mats	40	Chief Executive Officer and Chairman
Steven A. Shorr	56	Chief Financial Officer
Adam Holzer	57	Director
Scott Grayson	66	Director
Roman Feldman	38	Director

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

Steven A. Shorr — Chief Financial Officer

Steven A. Shorr has served as our Chief Financial Officer since March 2022. Mr. Shorr is an accomplished accounting professional with over 30 years of experience. Since 2006, he has been Partner of Jubran, Shorr & Company, a tax, accounting, and advisory firm. In 2001, Mr. Shorr founded Steven Shorr CPA, an accounting and tax practice, operating until 2006. Prior to 2001, he served as the Controller of CounterPoint Capital Management, a New York-based hedge fund. Mr. Shorr has also previously worked for public accounting firms, Kenneth Leventhal & Company and Cavalcante & Company. Mr. Shorr earned his Bachelor of Arts degree in Accounting from Queens College and is a Certified Public Accountant in the State of New York.

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

Roman Feldman – Director

Roman Feldman has served as a director since March 2025. Mr. Feldman has extensive experience in business development, particularly within the financial services and software industries. Since October 2023, he has been serving as a Business Development professional at Visual Computer Solutions Prior to this role, Mr. Feldman served as a Vice President of Enterprise Business Development at Bank of America from September 2019 to October 2023. His roles have primarily focused on leveraging technology to drive business growth and innovation. Mr. Feldman earned his Bachelor of Science degree in International Business Management from Kean University.

We believe Mr. Feldman is qualified to serve as a member of our board of directors because his dual-industry perspective resulting from his extensive experience in financial services and software industries.

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

Committees of Our Board of Directors

Our board of directors directs the management of our business and affairs, as provided by Nevada law, and conducts its business through meetings of the board of directors and its standing committees. We have a standing audit committee, compensation committee and nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Our board of directors has determined that all of the members of the audit committee, the compensation committee and the nominating and corporate governance committee are independent as defined under the applicable rules of Nasdaq, including, in the case of all of the members of our audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act. In making such determination, the board of directors considered the relationships that each director has with our Company and all other facts and circumstances that the board of directors deemed relevant in determining director independence, including the beneficial ownership of our capital stock by each director.

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

Our audit committee consists of Scott A. Grayson, Roman Feldman, and Adam Holzer, with Mr. Grayson serving as chair. Each member of our audit committee meets the financial literacy requirements of Nasdaq rules. In addition, our board of directors has determined that Scott A. Grayson will qualify as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K. Our board of directors have adopted a written charter for the audit committee, which is available on our principal corporate website at https://gaxos.ai.

Compensation Committee.

The compensation committee is responsible for reviewing and recommending, among other things: the adequacy and form of compensation of the board; the compensation of our Chief Executive Officer, including base salary, incentive bonus, stock option and other grant, award and benefits upon hiring and on an annual basis; the compensation of other senior management upon hiring and on an annual basis; and our incentive compensation and other equity-based plans and recommending changes to such plans to our board of directors, when necessary.

Our compensation committee consists of Adam Holzer, Scott A. Grayson, and Roman Feldman, with Mr. Holzer serving as chair. Our board of directors have adopted a written charter for the compensation committee, which is available on our principal corporate website at https://gaxos.ai.

Nominating and Corporate Governance Committee.

The nominating and corporate governance committee is responsible for, among other things: developing criteria for membership on the board of directors and committees; identifying individuals qualified to become members of the board of directors; recommending persons to be nominated for election as directors and to each committee of the board of directors; annually reviewing our corporate governance guidelines; and monitoring and evaluating the performance of the board of directors and leading the board in an annual self-assessment of its practices and effectiveness.

Our nominating and corporate governance committee consists of Roman Feldman, Adam Holzer, and Scott A. Grayson, with Mr. Feldman serving as chair. Our board of directors will adopt a written charter for the nominating and corporate governance committee, which is available on our principal corporate website at https://gaxos.ai.

Scientific Advisory Board

In February 2024, our Board of Directors formed a Medical Advisory Board. As of the March 15, 2025, the members of such board are (i) Jeff R. Pavell, M.D.; (ii) Eric J. Margolis, M.D. and (iii) Nathaniel E. Lebowitz, M.D.

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

Code of Business and Ethics Conduct

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

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale and/or any other disposition of the Company’s securities and material non-public information that is reasonable designed to promote compliance with insider trading laws, rules, regulations and applicable Nasdaq standards. Our insider trading policy applies to the Company’s directors, officers, employees of the Company and any other persons, such as consultants, contractors, temporary staff, family members, and controlled entities who have access to material nonpublic information or are designated by the Company as subject to such policy. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2024 and 2023, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (collectively, the “named executive officers”):

●	Vadim Mats, Chief Executive Officer; and

●	Steven Shorr, Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vadim Mats,	2024	$400,000	$150,000	$0	$0	$0	$0	$0	$550,000
Chief Executive Officer	2023	$357,692	$0	$0	$504,177	$0	$0	$0	$861,869

Steven Shorr,	2024	$60,000	$0	$0	$0	$0	$0	$0	$60,000
Chief Financial Officer	2023	$55,385	$0	$0	$63,022	$0	$0	$0	$118,407

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Equity”. In February 2023, Mr. Mats received 16,667 stock options to purchase 16,667 shares of restricted stock at $49.80 per share. In February 2023, Mr. Shorr received 2,083 stock options to purchase 2,083 shares of restricted stock at $49.80 per share.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table sets forth information as options outstanding on December 31, 2024.

OPTION AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Vadim Mats	16,667	—	—	49.80	2/14/2033	—	—	—	—
Steven Shorr	2,083	—	—	49.80	2/14/2033	—	—	—	—

Director Compensation

The following table sets forth compensation paid, earned or awarded during 2024 to each of our directors, other than Vadim Mats, whose compensation is described above in the “2024 Summary Compensation Table”.

2024 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Adam Holzer	24,000	11,293	-	35,293
Alex Kisin(2)	24,000	11,293	-	35,293
Scott Grayson	24,000	11,293	-	35,293

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Deficit”. On March 5, 2024, the Company granted stock options to purchase an aggregate of 6,249 (2,083 stock options to each director) shares of the Company’s common stock at an exercise price of $6.00 per share to the Company’s board of directors pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was March 5, 2024 and the options expire on March 5, 2029. The options vest on the one-year anniversary of the stock option grant on March 5, 2025. The stock options were valued on the grant date at an aggregate fair value of $33,880 ($11,293 each) using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

(2)	Mr. Kisin resigned as director of the Company effective as of March 3, 2025.

Equity Award Grant Timing

We do not have a written policy in place regarding the timing of the grant and issuance of stock options in relation to the release of material non-public information. Historically, we have granted stock option awards on an annual basis and as may otherwise be deemed appropriate by our Board or compensation committee from time to time based on the facts and circumstances, as applicable. We have not intentionally timed the grant of stock options in anticipation of the release of material nonpublic information, nor have we intentionally timed the release of material nonpublic information based on stock option grant dates. During fiscal year 2024, we did not grant stock options (or similar awards) to any of our named executive officers during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 15, 2025 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of common stock beneficially owned (2)	Percentage of shares beneficially owned
Directors and Named Executive Officers
Vadim Mats (3)	239,099	3.35%
Steven A. Shorr (4)	2,083	*
Adam Holzer (5)	3,750	*
Scott Grayson (5)	3,750	*
Roman Feldman	-	*
All Directors and Officers as a group (5 persons)	248,682	3.48%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each holder listed above, except as otherwise indicated, is 101 Eisenhower Parkway, Suite 300, Roseland, NJ, 07068.

(2)	Percent of beneficial ownership is based on 7,123,453 shares of common stock outstanding as of March 15, 2025. Beneficial ownership information has been determined in accordance with Rule 13d-3 under the Exchange Act. The information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant or upon vesting of RSUs or restricted stock or upon conversion of a convertible security) within 60 days of the date as of which the information is provided. In computing the percentage beneficial ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the table does not necessarily reflect the person’s actual voting power as of the date the information is provided, or any particular date.

(3)	Includes 16,667 shares of common stock subject to stock options that are exercisable within 60 days of March 15, 2025

(4)	Includes 2,083 shares of common stock subject to stock options that are exercisable within 60 days of March 15, 2025.

(5)	Includes 3,750 shares of common stock subject to stock options that are exercisable within 60 days of March 15, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2024

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	64,084	$31.35	239,553
Equity compensation plans not approved by security holder	-	-
Total	64,084	$31.35	239,553

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as described below and except for employment arrangements which are described under “Executive Compensation,” during the fiscal years ended December 31, 2024 and 2023, there have not been, nor are there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2024, and any of our directors, executive officers, holders of more than 5% of our Common Stock, or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by Salberg & Company, P.A. and aggregate fees billed by D. Brooks and Associates CPAs, P.A. as described below:

	Salberg & Company, P.A.		D. Brooks and Associates CPAs, P.A.
	2024	2023	2023
Audit Fees(1)	$67,000	$50,800	$5,000
Audit Related Fees(2)	$11,000	$-	$6,400
Tax Fees	$-	$-	$-
All Other Fees	$-	$-	$-
Total	$78,000	$50,800	$11,400

(1)	Audit Fees are paid for professional services rendered for the audit of the Company’s annual financial statements and reviews of the Company’s unaudited condensed financial statements.

(2)	Audit-related fees may consist of fees billed by our independent registered public accounting firm for audit-related consulting services related to registration statements.

Pre-Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2024 and 2023 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

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

(b)	Exhibits

The following documents are included as exhibits to this report.

Exhibit Number	Title of Document
2.1	Plan of Conversion dated February 24, 2024 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 4, 2025.)
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A Filed on February 8, 2023).
3.2	Certificate of Conversion (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 4, 2025.)
3.3	Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A Filed on February 8, 2023).
3.4	Certificate of Amendment to Articles of Incorporation dated March 6, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 11, 2024.)
3.5	Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on February 8, 2023).
3.6	Second Amendment to the Certificate of Incorporation of Gaxos.ai Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 10, 2024.)
3.7	Amendment to the Bylaws of Gaxos.ai Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 10, 2024.)
3.8	Third Amendment to the Certificate of Incorporation of Gaxos.ai Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 11, 2024.)
3.9	Articles of Conversion filed with the Nevada Secretary of State on February 28, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 4, 2025.)
3.10	Certificate of Conversion filed with the Delaware Secretary of State on February 28, 2025 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 4, 2025.)
3.11	Articles of Incorporation of Gaxos.ai Inc., a Nevada corporation (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 4, 2025)
3.12	Bylaws of Gaxos.ai Inc., a Nevada corporation (Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on Mach 4, 2025.)
4.1*	Description of the Registrant’s Securities.
4.2	Form of Underwriting Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s S-1/A filed on February 8, 2023).
4.3	Form of Representatives Warrant (Incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed on February 8, 2023).
4.4	Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on February 8, 2023.)

4.5	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed on February 8, 2023.)
4.6	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2024.)
4.7	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 19, 2024.)
4.8	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 30, 2024.)
4.9	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 30, 2024.)
4.10	Form of New Series B Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 23, 2024.)
4.11	Form of Placement Agent Warrant (Incorporated by reference to Exhibit4.3 to the Company’s Current Report on Form 8-K filed on September 23, 2024.)
4.12	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2024.)
4.13	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 20, 2024.)
4.14	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 30, 2024.)
4.15	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 30, 2024.)
10.1+	Executive Employment Agreement dated February 17, 2023, by and between the Company and Vadim Mats (Incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed on February 17, 2023.)
10.2+	Employment Agreement dated March 23, 2022, by and between the Company and Steven Shorr (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on February 8, 2023.)
10.3+	2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s S-1/A filed on February 8, 2023.)
10.4#	Software and License Agreement dated August 29, 2022, by and between the Company and Columbia University (Incorporated by reference to Exhibit 10.4 to the Company’s S-1/A filed on February 8, 2023.)
10.5	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2024.)
10.6	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2024.)
10.7	Letter of Termination, dated August 1, 2023, between the Company and The Trustees of Columbia University in the City of New York (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.)
10.8	Form of Inducement Letter (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2024.)
10.9	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2024.)
10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2024.)
16.1	Letter from D. Brooks and Associates CPAs, P.A. dated June 20, 2023 (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on June 22, 2023.)
19.1*	Gaxos.ai Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm – Salberg & Company PA
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Gaxos.ai Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 on the Company’s Annual Report on Form 10-K filed on March 27, 2024.)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 is formatted in Inline XBRL

*	Filed herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vadim Mats	Chief Executive Officer and Director	March 28, 2025
Vadim Mats	(Principal Executive Officer)

/s/ Steven Shorr	Chief Financial Officer	March 28, 2025
Steven Shorr	(Principal Financial and Accounting Officer)

/s/ Adam Holzer	Director	March 28, 2025
Adam Holzer

/s/ Scott Grayson	Director	March 28, 2025
Scott Grayson

/s/ Roman Feldman	Director	March 28, 2025
Roman Feldman

GAXOS.AI INC. AND SUBSIDIARY

 CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

GAXOS.AI INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 and 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Gaxos.AI Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaxos.AI Inc. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2023.

Boca Raton, Florida

March 28, 2025

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7326

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Cash	$14,398,099	$1,024,710
Short-term investments, at fair value	2,167,419	2,592,689
Investment in equity securities, at fair value	199,998	-
Accounts receivable	-	8
Prepaid expenses and other current assets	63,609	25,132

Total Current Assets	16,829,125	3,642,539

LONG-TERM ASSETS:
Property and equipment, net	70,374	52,606
Intangible assets, net	125,000	-
Digital currencies	37	801

Total Long-Term Assets	195,411	53,407

TOTAL ASSETS	$17,024,536	$3,695,946

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$338,791	$215,882
Accrued expenses	61,590	54,154
Deferred revenue	1,126	-

Total Current Liabilities	401,507	270,036

Total Liabilities	401,507	270,036

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock; par value $0.0001; 5,000,000 shares authorized; No shares issued and outstanding on December 31, 2024 and 2023	-	-
Common stock; par value $0.0001: 50,000,000 shares authorized; 6,923,453 and 988,368 share issued and outstanding on December 31, 2024 and 2023, respectively	692	99
Additional paid-in capital	25,416,451	8,711,550
Accumulated other comprehensive income	11,693	95,785
Accumulated deficit	(8,799,721)	(5,381,524)

Total Gaxos.AI Stockholders’ Equity	16,629,115	3,425,910
Noncontrolling interest	(6,086)	-

Total Stockholders’ Equity	16,623,029	3,425,910

Total Liabilities and Stockholders’ Equity	$17,024,536	$3,695,946

See accompanying notes to consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2024	2023
REVENUES	$4,027	$256

OPERATING EXPENSES:
Research and development	996,487	915,818
General and administrative	2,711,145	3,047,360
Impairment loss	-	52,363

Total Operating Expenses	3,707,632	4,015,541

LOSS FROM OPERATIONS	(3,703,605)	(4,015,285)

OTHER INCOME:
Interest income	157,557	46,526
Realized gain on short-term investments	121,765	20,662

Total other income	279,322	67,188

NET LOSS	(3,424,283)	(3,948,097)

Net loss of subsidiary attributable to noncontrolling interest	6,086	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,418,197)	$(3,948,097)

COMPREHENSIVE LOSS:
Net loss	$(3,424,283)	$(3,948,097)

Other comprehensive income:
Unrealized (loss) income on short-term investments	(84,092)	95,785

Comprehensive loss	$(3,508,375)	$(3,852,312)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic and diluted	$(1.92)	$(3.90)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	1,777,451	987,938

See accompanying notes to consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Preferred Stock		Common Stock		Additional	Accumulated Other			Total
	# of Shares	Amount	# of Shares	Amount	Paid-in Capital	Comprehensive Income	Accumulated Deficit	Noncontrolling Interest	Stockholders’ Equity
Balance, December 31, 2022	-	$-	868,154	$87	$2,119,073	$-	$(1,433,427)	$-	$685,733

Common shares issued for cash	-	-	140,563	14	5,755,857	-	-	-	5,755,871

Purchase and cancellation of treasury stock	-	-	(20,349)	(2)	(99,734)	-	-	-	(99,736)

Accretion of stock option expense	-	-	-	-	936,354	-	-	-	936,354

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	95,785	-	-	95,785

Net loss	-	-	-	-	-	-	(3,948,097)	-	(3,948,097)

Balance, December 31, 2023	-	-	988,368	99	8,711,550	95,785	(5,381,524)	-	3,425,910

Common shares and warrants issued for cash, net	-	-	2,903,946	290	8,208,481	-	-	-	8,208,771

Sale of pre-funded warrants for cash	-	-	-	-	2,897,924	-	-	-	2,897,924

Common shares issued for warrant exercise for cash	-	-	1,256,734	126	2,663,468	-	-	-	2,663,594

Common shares issued for exercise of March 2024 Common Warrants for cash under warrants inducement offer, net			1,256,734	125	2,834,718	-	-	-	2,834,843

Common shares issued for Pre-funded warrant exercises	-	-	520,367	53	468	-	-	-	521

Purchase and cancellation of treasury stock	-	-	(6,846)	(1)	(19,601)	-	-	-	(19,602)

Accretion of stock option expense	-	-	-	-	119,443	-	-	-	119,443

Rounding shares from reverse split	-	-	4,150	-	-	-	-	-	-

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(84,092)	-	-	(84,092)

Net loss	-	-	-	-	-	-	(3,418,197)	(6,086)	(3,424,283)

Balance, December 31, 2024	-	$-	6,923,453	$692	$25,416,451	$11,693	$(8,799,721)	$(6,086)	$16,623,029

See accompanying notes to consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,424,283)	$(3,948,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	52,442	10,649
Stock-based compensation	119,443	936,354
Impairment loss	-	52,363
Realized gain on short-term investments	(121,765)	(20,662)
Non-cash transaction fees	764	-
Change in operating assets and liabilities:
Accounts receivable	8	(8)
Prepaid expenses and other current assets	(38,477)	(24,732)
Accounts payable	122,909	(29,930)
Accrued expenses	7,436	43,471
Deferred revenue	1,126	-

NET CASH USED IN OPERATING ACTIVITIES	(3,280,397)	(2,980,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(3,547,262)	(3,491,242)
Purchase of marketable equity securities	(199,998)	-
Proceeds from sale of short-term investments	4,010,205	1,015,000
Increase in capitalized internal-use software development costs	(45,210)	(56,971)
Purchase of intangible asset	(150,000)	-

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	67,735	(2,533,213)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock units	8,208,771	5,958,470
Proceeds from exercise of pre-funded warrants	521	-
Proceeds from sale of pre-funded warrants	2,897,924	-
Proceeds from exercise of warrants	2,663,594	-
Proceeds from induced exercise of warrants	2,834,843	-
Purchase and cancellation of treasury shares	(19,602)	(99,736)

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,586,051	5,858,734

NET INCREASE IN CASH	13,373,389	344,929

CASH, beginning of year	1,024,710	679,781

CASH, end of year	$14,398,099	$1,024,710

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Reclassification of deferred offering costs to equity	$-	$202,599
Unrealized (loss) income on short-term investments	$(84,092)	$95,785
Increase in digital currency and accounts payable	$-	$801

See accompanying notes to consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 1 – NATURE OF OPERATIONS

Gaxos.ai Inc. (the “Company”) was incorporated in the state of Wyoming on October 27, 2021 (“Inception”). On March 30, 2022, the Company reincorporated to the State of Delaware pursuant to a Plan of Conversion approved by the Board of Directors and a majority of the shareholders. On January 5, 2024, the Company changed its name from The NFT Gaming Company, Inc. to Gaxos.ai Inc. The Company is a technology-based company that is developing applications aimed at redefining the way we utilize artificial intelligence (“AI”) to optimize the user experience. The Company’s flagship product is its gaming platform called “Gaxos” (the “Platform” or “Gaxos Gaming”), created with a vision to develop, design, acquire, and manage conventional games and to combine these games with unconventional game mechanisms, such as the ability for gamers and developers to utilize artificial intelligence to create and design in-game features, as well as to mint unique in-game features, such as skins, characters, weapons, gear, levels, and virtual lands, in the form of non-fungible tokens, or “NFTs,” that will allow users to have unique experiences and more control over in-game assets. Recently, we began to develop a new initiative, Gaxos Health, which is dedicated to revolutionizing personal health and wellness by developing a suite of innovative AI-powered health optimization solutions. In September 2024, the Company launched Basix Labs, a transformative generative AI service that empowers game developers and publishers. Key features of the product include the reduction of creative asset development time from hours to minutes, transforming artistic visions into reality with ease.

On September 23, 2024, the Company formed a wholly-owned subsidiary, RNK Health, a company incorporated under the laws of the State of Delaware as a limited liability company. RNK Health was formed in order to form a partnership and potential relationship with Nekwellness to engage in the proposed business of marketing certain products. On October 10, 2024, the Company, RNK Health, and Nekwellness entered into a one-year RNK Health operating agreement (the “Operating Agreement”), which automatically renews annually, for the regulation and management of the affairs of RNK Health. On October 10, 2024, the Company, the sole member of RNK Health, admitted Nekwellness as a member of RNK Health and accordingly, Nekwellness was granted a 30% membership interest in RNK Health, as full consideration for their services under the Operating Agreement, with the Company reduced to a 70% membership interest. RNK Health is currently providing access to GLP-1 medications such as injectiable and oral Semaglutide and Terzepatide, and intends to add other products such as testosterone replacement therapy (TRT).

At the Company annual meeting on December 27, 2024, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation for the reincorporation of the Company from The State of Delaware to the State of Nevada, which occurred on March 3, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On February 28, 2024, a majority of the Company shareholders granted discretionary authority to the Company’s Board of Directors to amend the Company’s Certificate of Incorporation to effect one or more consolidations of the Company’s issued and outstanding shares of common stock, pursuant to which the shares of common stock would be combined and reclassified into on the basis of one share of common stock for each 12 shares of the Company’s common stock then issued and outstanding (the “Reverse Stock Split”). On March 7, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-12 reverse stock split with respect to the outstanding shares of the Company’s common stock. The Certificate of Amendment and the reverse stock split became effective on March 7, 2024. All share and per share data in the accompanying consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split.

This summary of significant account policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and the notes are the representation of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to U.S. generally accepted accounting principles (“US GAAP”) and have been consistently applied in the preparation of the consolidated financial statements.

The accompanying consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

The Company’s consolidated financial statements include the accounts of the parent entity, Gaxos. AI, Inc. and RNK Health, which is a majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for its noncontrolling interest in RNK Health in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2024, the Company had a cash balance of $14,398,099, had short-term investments of $2,167,419, and had working capital of $16,427,618. During the year ended December 31, 2024, the Company used net cash in operations of $3,280,397. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. The Company believes that its existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited financial statements include the valuation of investments, valuation of intangible assets and other long-lived assets, estimates of deferred tax valuation allowances and the fair value of stock options issued for services.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$2,167,419	$-	$-	$2,592,689	$-	$-
Equity securities	$-	$-	$199,998	$-	$-	$-

The Company’s short-term investments are level 1 measurements and are based on the quoted fair value at each date.

Investment in Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in equity securities, at fair value for the periods presented:

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Balance, beginning of year	$-	$-
Additions	199,998	-
Balance, end of year	$199,998	$-

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

On December 31, 2024, equity securities, at fair value consisted of 666,660 shares of common equity securities of one entity, RPM Interactive, Inc., a security without a readily determinable fair value. On May 16, 2024, the Company purchased 666,660 common shares of RPM Interactive, Inc. for $199,998.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of December 31, 2024 and 2023.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On December 31, 2024, the Company had approximately $14,117,000 of cash in excess of FDIC limits of $250,000.

Accounts receivable

The Company adopted ASC 326, “Financial Instruments - Credit Losses” on January 1, 2023 and recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical bad debt experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The bad debt expense associated with the allowance for doubtful accounts related to accounts receivable is recognized in general and administrative expenses. As of December 31, 2024 and 2023, accounts receivable amounted to $0 and $8, respectively, and for the years ended December 31, 2024 and 2023, the Company did not recognize any bad debt expense.

Short-Term Investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised solely of rated U.S. government securities with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the balance sheets and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) on the consolidated balance sheets and as a component of the consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and comprehensive loss.

An impairment loss may be recognized when the decline in fair value of the debt securities is determined to be other-than-temporary. The Company evaluates its investments for other-than-temporary declines in fair value below the cost-basis each quarter, or whenever events or changes in circumstances indicate that the cost basis of the short-term investments may not be recoverable. The evaluation is based on a number of factors, including the length of time and the extent to which the fair value has been below the cost basis, as well as adverse conditions related specifically to the security, such as any changes to the credit rating of the security and the intent to sell or whether the Company will more likely than not be required to sell the security before recovery of its amortized cost basis.

The Company recorded $(84,092) and $95,785 of unrealized (loss) gain on short-term investments as a component of other comprehensive loss for the years ended December 31, 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, the Company recognized a gain on sale of short-term investments of $121,765 and $20,662, respectively.

Investment in Equity Securities, at Fair Value

Equity investments are carried at fair value with unrealized gains or losses which are recorded as net unrealized gain (loss) on equity investments in the accompanying consolidated statement of operations and comprehensive loss. Realized gains and losses are determined on a specific identification basis which is recorded in earnings or loss as a net realized gain (loss) on equity investments in the consolidated statement of operations and comprehensive loss. The Company reviews investments in equity securities, at fair value, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles - Goodwill and Other Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. As of December 31, 2024, the Company’s digital currencies consisted of 52.78 units of Polygon (MATIC), an Ethereum token valued at $37. As of December 31, 2023, the Company’s digital currencies consisted of 1,553.37 units of Polygon (MATIC), an Ethereum token valued at $801.

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

Property and equipment includes capitalized internal-use software development costs. Costs incurred to develop internal-use software, including game development, are expensed as incurred during the preliminary project stage. Internal-use software development costs are capitalized during the application development stage, which is after: (i) the preliminary project stage is completed; and (ii) management authorizes and commits to funding the project and it is probable the project will be completed and used to perform the intended function. Capitalization ceases at the point where the software project is substantially complete and ready for its intended use, and after all substantial testing is completed. Upgrades and enhancements are capitalized if it is probable that those expenditures will result in additional functionality. Amortization is provided for on a straight-line basis over the expected useful life of the internal-use software development costs and related upgrades and enhancements, which currently is three years. When existing software is replaced with new software, the unamortized costs of the old software are expensed when the new software is ready for its intended use.

Intangible Assets

Intangible assets, consisting of software licenses and technology licenses, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life of 5 years, less any impairment charges. During the years ended December 31, 2024 and 2023, the Company recorded an impairment loss of $0 and $52,363, respectively (see Note 5).

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceed the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the consolidated statements of operations.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Revenue Recognition

The Company follows Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and requires certain additional disclosures.

In accordance with ASU Topic 606 - Revenue from Contracts with Customers, the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company plans to generate revenue from the following sources:

●	The Company generates revenue from the sale of our in-game items to our customers. Revenue generated from such sales, primarily through the app stores, such as Google Play Store or Apple App Store, is recognized upon delivery of the in-game items to the customer, which is when the Company completes its sole performance obligation. Fees incurred by the Company, such as commissions to the app stores, are recognized in operating expenses. For the years ended December 31, 2024 and 2023, revenues from the sale of our in-game items amounted to $33 and $256, respectively.

●	The Company generates revenue from the sale of health coaching packages to its customers. Health coaching packages consist of a series of lab tests and personal health coaching sessions. Revenues generated from such sales are recognized upon the completion of lab testing and the utilization of health coaching sessions, which is when the Company completes its performance obligation. Any fees paid in advance by the customer are reflected as a contract liabilities until such time as the performance obligation is completed. Fees incurred by the Company, such as the lab testing charges, are recognized in operating expenses. For the years ended December 31, 2024 and 2023, revenue from the sale of health coaching packages amounted to $3,952 and $0, respectively.

●	Gaxos Labs sells subscriptions to its customers for the use of its software under a software as a service subscription model (“SaaS”), which will allow game developers and publishers to create content using AI which reduce creative asset development time. The Company’s SaaS offerings shall be sold under a prepaid or postpaid, usage-based pricing system pursuant to a tiers model, allowing customers to choose the subscription level to be charged based upon their intended usage. The subscription tiers will utilize declining prices as the volume grows. Under prepaid pay-as-you-go plans, revenues related to contracts that do not include a specified contract period are recognized upon usage by the customer and satisfaction of the Company’s performance obligation. These usage-based revenues are constrained to the amount the Company expects to be entitled to and receive in exchange for providing access to its platform. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct. For the years ended December 31, 2024 and 2023, revenue from the sale of subscriptions amounted to $42 and $0, respectively.

●	In connection with RNK Health, the Company plans on generating revenues from the receipt of an affiliate fee for providing access to our portal for the sale of GLP-1 medications by third parties. Revenues from these fees will be recognized upon satisfaction of the performance obligation.

●	The Company plans to generate revenue from advertising fees paid by game advertisers, developers, hardware companies, or other strategic partners to the Company for promotion on our platform. Revenues from these fees will be recognized ratably over the agreed-upon advertising service period and upon delivery of agreed-upon advertising services, which constitutes satisfaction of the performance obligation.

●	The Company plans to generate royalty revenues when a third party sells one of our NFTs on a third-party platform. We will recognize royalty revenue when it is probable that we will collect the royalty fee owed which is typically when we receive notification from the third-party platform that an NFT has been sold, which constitutes satisfaction of the performance obligation. In the instance where the Company will receive royalty payments when a customer disposes of an in-game NFT in the secondary market on a third-party platform or any other payment that is not in fiat currency, the Company will recognize the revenue in accordance with ASC 606-10-32-21, “Noncash Consideration”. The fair value of the non-cash consideration received shall be determined by using the quoted price for such non-cash consideration on the date of the transaction.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

	December 31,
	2024	2023
Common stock equivalents:
Warrants	4,509,259	11,245
Stock options	64,084	38,333
Total	4,573,343	49,578

Noncontrolling Interests

The Company follows ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCI”) in its partially owned consolidated subsidiary. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance. The net loss attributed to NCI was separately designated in the accompanying consolidated statements of operations and comprehensive loss. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed to their share of losses even if that attribution results in a deficit NCI balance.

Segment Reporting

The Company operates as a single operating segment technology-based company that is developing applications aimed at redefining the way we utilize artificial intelligence (“AI”) to optimize the user experience. In accordance with ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated balance sheets and statements of operations and notes to consolidated financial statements.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 3 – SHORT-TERM INVESTMENTS AND INVESTMENT IN EQUITY SECURITIES

Short-Term Investments

On December 31, 2024, the Company’s short-term investments consisted of the following:

	Cost	Cumulative Unrealized Gain	Fair Value
US Treasury bills	$2,155,726	$11,693	$2,167,419
Total short-term investments	$2,155,726	$11,693	$2,167,419

On December 31, 2023, the Company’s short-term investments consisted of the following:

	Cost	Cumulative Unrealized Gain	Fair Value
US Treasury bills	$2,496,904	$95,785	$2,592,689
Total short-term investments	$2,496,904	$95,785	$2,592,689

Investment in Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in equity securities, at fair value for the periods presented:

	Year Ended December 31,	Year Ended December 31,
	2024	2023
Balance, beginning of year	$-	$-
Additions	199,998	-
Balance, end of year	$199,998	$-

On December 31, 2024, investment in equity securities, at fair value consisted of 666,660 shares of common equity securities of one entity, RPM Interactive, Inc. On May 16, 2024, the Company purchased 666,660 common shares of RPM Interactive, Inc. for $199,998.

NOTE 4 – PROPERTY AND EQUIPMENT

On December 31, 2024 and 2023, property and equipment consists of the following:

	Useful life	December 31, 2024	December 31, 2023
Capitalized internal-use software development costs	3 years	$102,181	$56,971
Less: accumulated amortization		(31,807)	(4,365)
		$70,374	$52,606

For the year ended December 31, 2024 and 2023, amortization of capitalized internal-use software development costs amounted to $27,442 and $4,365, respectively.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 5 – INTANGIBLE ASSET

On December 31, 2024 and 2023, intangible asset consisted of the following:

	Useful life	December 31, 2024	December 31, 2023
License	5 years	$150,000	$-
Less: accumulated amortization		(25,000)	-
		$125,000	$-

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

On March 4, 2024, the Company entered into a Purchase Agreement with a third party to acquire certain technology and computer code. The Purchase Agreement grants the Company a perpetual, worldwide, non-exclusive, non-transferable, royalty free, fully paid license to (a) modify and create derivative works from certain technology and related codebase including, but not limited to, “Habit-tracking Module,” “Administrative Panel,” and related computer code. The aggregate purchase price was $150,000 and is included in intangible assets on the accompanying consolidated balance sheet. The purchase price of $150,000 was payable in four monthly installments of $37,500, beginning on March 15, 2024.

For the years ended December 31, 2024 and 2023, amortization of intangible assets amounted to $25,000 and $6,284, respectively, which is based on an estimated useful life of 5 years and includes amortization expense related to the License Agreement prior to the impairment loss as discussed above.

Amortization of the intangible asset attributable to future periods is as follows:

Year ending December 31:	Amount
2025	$30,000
2026	30,000
2027	30,000
2028	30,000
2029	5,000
$125,000

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of December 31, 2024 and 2023, no preferred shares have been designated and no preferred shares were issued and outstanding.

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

The March 2024 Common Warrants were exercisable immediately upon issuance at an exercise price of $5.50 per share. The Series A Warrants had an expiration of five and one-half years from the date of issuance and the Series B Warrants had an expiration of twenty-four months from the date of issuance. The Pre-Funded Warrants were exercisable immediately upon issuance at a nominal exercise price of $0.001 were exercisable at any time until the Pre-Funded Warrants were exercised in full. A holder of Pre-Funded Warrants or March 2024 Common Warrants (together with its affiliates) may not exercise any portion of a warrant to the extent that the holder would own more than 4.99% (or, at the election of the holder 9.99%) of the Company’s outstanding Common Stock immediately after exercise.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

In connection with the March 2024 Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”), dated as of March 13, 2024, with the Purchaser, pursuant to which the Company agreed to prepare and file a registration statement with the Securities and Exchange Commission (the “SEC”) registering the resale of the securities issued in the March 2024 Private Placement no later than 30 days after the date of the Registration Rights Agreement, and to use its best efforts to have the registration statement declared effective as promptly as practical thereafter, and in any event no later than 60 days following the date of the Registration Rights Agreement (or 90 days following the date of the Registration Rights Agreement in the event of a “full review” by the SEC). The Company filed a registration statement with the SEC on April 4, 2024 which declared effective on April 16, 2024.

H.C. Wainwright & Co., LLC (the “Placement Agent”) acted as the Company’s exclusive placement agent in connection with the March 2024 Private Placement, pursuant to an engagement letter, dated as of March 7, 2024 and as amended on March 13, 2024, between the Company and Wainwright (the “Engagement Letter”). Pursuant to the Engagement Letter, the Company paid the Placement Agent (i) a total cash fee equal to 7.5% of the aggregate gross proceeds of the March 2024 Private Placement and (ii) a management fee of 1.0% of the aggregate gross proceeds of the March 2024 Private Placement. In addition, the Company agreed to pay the Placement Agent certain expenses and issued to the Placement Agent or its designees warrants (the “March 2024 Placement Agent Warrants”) to purchase up to an aggregate of 47,128 shares of the Company’s common stock at an exercise price equal to $6.9625 per share. The March 2024 Placement Agent Warrants are exercisable immediately upon issuance and have a term of exercise equal to five and a half years from the date of issuance. The fair value of the March 2024 Placement Agent Warrants of $318,900 was calculated using the Binomial Lattice valuation model, which is considered an offering cost and is netted against the net proceeds received. In addition, pursuant to the Engagement Letter, the Company agreed that upon any exercise for cash of any privately placed warrants issued to investors in an offering covered by the Engagement Letter, the Company shall (i) pay the Placement Agent a cash fee of 7.5% and a management fee of 1.0% of the aggregate gross exercise paid in cash with respect thereto, and (ii) issue warrants to purchase that number of shares of common stock equal to 7.5% of the aggregate number of shares of common stock underlying the warrants that were exercised.

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

September 2024

On September 20, 2024, the Company entered into an inducement offer agreement with the Holder of the March 2024 Common Warrants to immediately exercise for cash an aggregate 1,256,734 of the March 2024 Common Warrants to purchase shares of the Company’s common stock at a reduced exercise price of $2.58 per share for gross proceeds to the Company of $3,242,374 and the Company received net proceeds of $2,834,843 after deducting placement agent fees of $376,552 and other offering expenses paid by the Company of $30,979. The exercised March 2024 Common Warrants were issued pursuant to a March 2024 Purchase Agreement dated March 13, 2024 (see March 2024 above). In connection with such exercise, on September 20, 2024, the Company issued 1,256,734 common shares upon the exercise of the March 2024 Common Warrants.

As an inducement to such exercise, the Company also issued new unregistered warrants to purchase new Series A common stock purchase warrants (the “New Series A Warrants”) and new Series B common stock purchase warrants (the “New Series B Warrants”, and together with the Series A Warrants, the “New Warrants”), as described below, to purchase an aggregate of up to 2,513,468 shares of the Company’s common stock at an exercise price of $2.33 per share. The New Series A Warrants to purchase up to 1,256,734 shares of common stock have a term of five and one-half years from the issuance date, and the New Series B Warrants to purchase up to 1,256,734 shares of common stock had a term of twenty-four months from the issuance date.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

On September 20, 2024, the Company engaged the Placement Agent to act as its exclusive placement agent (the September 2024 Engagement Letter”) in connection with the transactions summarized above and agreed to pay the Placement Agent a cash fee equal to 7.5% of the gross proceeds received from the Holder’s exercise of its Existing Warrants of $243,178, as well as a management fee equal to 1.0% of the gross proceeds from the exercise of the Existing Warrants of $32,424. Additionally, the Company paid the Placement Agent $85,000 for non-accountable expenses and clearing fees in the amount of $15,950. The Company has also issued to the Placement Agent, or its designees, warrants (the “September 2024 Placement Agent Warrants”) to purchase up to 7.5% of the aggregate number of shares of common stock underlying the Existing Warrants (or Placement Agent Warrants to purchase an aggregate of up to 94,255 shares of common stock), which Placement Agent Warrants have the same terms as the New Series A Warrants except for an exercise price per share equal to 125% of the exercise price of the New Warrants (or $3.225 per share).

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

December 2024

On December 18, 2024, the Company entered into a securities purchase agreement (the “December 18, 2024 Purchase Agreement”) with certain institutional investors, pursuant to which the Company sold to such investors 1,449,277 common shares of the Company at a purchase price of $3.45 per share (the “Registered Direct Offering”) for a total of $5,000,005. The shares of Common Stock were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-283758), which was declared effective by the Securities and Exchange Commission on December 18, 2024.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

Concurrently with the sale of the Company’s common stock pursuant to the December 18, 2024 Purchase Agreement, in a private placement, for each share of Common Stock purchased by the investors, such investors received from the Company an unregistered warrant (the “December 18, 2024 Warrant”) to purchase one share of the Company’s common stock (the “Private Placement” and together with the Registered Direct Offering, the “Offering”) for an aggregate of 1,449,277 Warrants (the “December 18, 2024 Warrants”). The December 18, 2024 Warrants have an exercise price of $3.32 per share and are exercisable immediately upon issuance for a three-year period. These warrants had no financial statement impact as they were considered to be equity issuance costs.

The net proceeds from the Offerings amounted to $4,449,055, after deducting Placement Agent fees and offering expenses of $550,950 paid by the Company, which includes $500,950 discussed below plus $50,000 in legal fees. The Company intends to use the net proceeds from the Offering for general corporate purposes, which may include working capital and capital expenditures.

Pursuant to the September 2024 Engagement Letter with the Placement Agent, in connection with the December 18, 2024 Purchase Agreement, the Company paid the Placement Agent an aggregate cash fee of $375,000, which is equal to 7.5% of the gross proceeds raised in the Offerings, a management fee equal to $50,000, which is 1.0% of the gross proceeds raised in the Offerings, $60,000 for non-accountable expenses and $15,950 for clearing fees, which totals $500,950. The Company also issued the Placement Agent (or its designees) a warrant (the “December 18, 2024 Placement Agent Warrant”) to purchase up to 108,696 shares of the company’s Common Stock, which is equal to 7.5% of the aggregate number of shares of Common Stock sold in the Registered Direct Offering, at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $4.3125 per share. The December 18, 2024 Placement Agent Warrant is exercisable immediately upon issuance for a period of three years from the date of issuance. These warrants had no financial statement impact as they were considered to be equity issuance costs.

In addition, the Company has agreed to pay the Placement Agent, if and when exercised, a cash fee equal to 7.5% of the aggregate gross exercise price paid in cash with respect to the exercise of the Warrants, a management fee equal to 1.0% of the aggregate gross exercise price paid in cash with respect to the exercise of the Warrants and issue to the Placement Agent (or its designees) warrants to purchase common stock representing 7.5% of the shares of common stock underlying the Warrants that have been exercised.

On December 26, 2024, the Company entered into a securities purchase agreement (the “December 26, 2024 Purchase Agreement”) with certain institutional and accredited investors, pursuant to which the Company sold to such investors 1,346,669 shares of the Company’s common stock at a purchase price of $3.00 per share (the “2nd Registered Direct Offering”) for a total of $4,040,007. The shares of Common Stock were offered by the Company pursuant to its shelf registration statement on Form S-3 (File No. 333-283758), which was declared effective by the Securities and Exchange Commission on December 18, 2024.

Concurrently with the sale of Common Stock pursuant to the December 26, 2024 Purchase Agreement, in a private placement, for each share of Common Stock purchased by the investors, such investors received from the Company 1,346,669 unregistered warrants (the “December 26, 2024 Warrant”) to purchase 1,346,669 shares of Common Stock. The December 26, 2024 Warrants have an exercise price of $3.00 per share and are exercisable immediately upon issuance for a three-year period. These warrants had no financial statement impact as they were considered to be equity issuance costs.

The net proceeds from the December 26, 2024 Purchase Agreement amounted to $3,600,656, after deducting Placement Agent fees and offering expenses of $439,351 paid by the Company, which includes placement agent fees of $409,351 paid pursuant to the September 2024 Engagement Letter with the Placement Agent plus $30,000 in legal fees.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The Company also issued the Placement Agent (or its designees) a warrant (the “December 26, 2024 Placement Agent Warrant”) to purchase up to 101,000 shares of Common Stock, which is equal to 7.5% of the aggregate number of shares of Common Stock sold in the 2nd Registered Direct Offering, at an exercise price equal to 125.0% of the offering price per share of Common Stock, or $3.75 per share. The December 26, 2024 Placement Agent Warrant is exercisable immediately upon issuance for a period of three years from the date of issuance. These warrants had no financial statement impact as they were considered to be equity issuance costs.

The Company intends to use the net proceeds from the Offerings for general corporate purposes, which may include working capital and capital expenditures.

Common Stock Issued for Pre-Funded Warrant Exercises

In June and July 2024, the Company issued an aggregate of 520,367 common shares in connection with the exercise of 520,367 pre-funded warrants for net proceeds of $521.

Common Stock Issued for Warrant Exercises

On September 20, 2024, the Company entered into an inducement offer agreement with the Holder of the March 2024 Common Warrants to immediately exercise for cash an aggregate 1,256,734 of the March 2024 Common Warrants to purchase shares of the Company’s common stock at a reduced exercise price of $2.58 per share. In connection with this warrant exercise, the Company issued 1,256,734 common shares upon the exercise of 1,256,734 March 2024 Common Warrants for net proceeds of $2,834,843.

In December 2024, the Company issued 1,256,734 common shares for the exercise of 1,256,734 New Series B Warrants for net proceeds of $2,663,594.

2023 Stock Repurchase Plan

On March 20, 2023, the Board of Directors of the Company approved a stock repurchase program authorizing the purchase of up to $500,000 of the Company’s common stock until December 31, 2023 (the “2023 Stock Repurchase Program”). On January 1, 2024, the Board of Directors of the Company approved an extension of the 2023 Stock Repurchase Program until March 31, 2024. In connection with the 2023 Stock Repurchase Program, from January 1, 2024 to March 31, 2024, the Company purchased and cancelled 6,846 shares of its common stock for $19,602, or at an average price of $2.86 per share, and during the year ended December 31, 2023, the Company purchased and cancelled 20,349 shares of its common stock for $99,736, or at an average price of $4.90 per share.

Stock Warrants

In connection with the IPO, in February 2023, the Company issued 11,245 fully vested warrants to the placement agent. The warrants are exercisable at $54.78 per share and expire on February 14, 2028. The warrants were considered equity issuance costs; therefore, there was no financial statement impact for the grant during the year ended December 31, 2023 or 2024.

On March 13, 2024, in connection with the March 2024 Private Placement, the Company issued an aggregate of 1,256,734 Common Warrants consisting of (i) the Series A Warrants to purchase up to 628,367 shares of the Company’s common stock, and (iii) the Series B Warrants to purchase up to 628,367 shares of the Company’s common stock. Additionally, the Company sold the Pre-Funded Warrants to purchase up to 520,367 shares of the Company’s common stock (See above). Additionally, in connection with the March 2024 Private Placement, the Company issued 47,128 March 2024 placement agent warrants. On September 20, 2024, the Company entered into an inducement offer agreement with the Holder of the March 2024 Common Warrants to immediately exercise for cash an aggregate 1,256,734 of the March 2024 Common Warrants to purchase shares of the Company’s common stock at a reduced exercise price of $2.58 per share. In connection with the inducement offer, the Company issued Warrants to the Investor to purchase up to 94,255 common shares of the Company at an exercise price of $3.225.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

On September 20, 2024, in connection with the inducement offer agreement discussed above, the Company issued an aggregate of 2,513,468 New Warrants consisting of (i) the Series A Warrants to purchase up to 1,256,734 shares of the Company’s common stock, and (ii) the Series B Warrants to purchase up to 1,256,734 shares of the Company’s common stock. Additionally, the Company issued 94,255 September 2024 placement agent warrants.

On December 18, 2024, in connection with the December 18, 2024 Purchase Agreement discussed above, the Company issued the December 18, 2024 Warrants to purchase up to 1,449,277 shares of the Company’s common stock, and (ii) the December 18, 2024 Placement Agent Warrants to purchase up to 108,696 shares of the Company’s common stock.

On December 26, 2024, in connection with the December 26, 2024 Purchase Agreement discussed above, the Company issued the December 26, 2024 Warrants to purchase up to 1,346,669 shares of the Company’s common stock, and (ii) the December 26, 2024 Placement Agent Warrants to purchase up to 101,000 shares of the Company’s common stock.

Warrant activity for the years ended December 31, 2024 and 2023 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	-	$-	-	$-
Granted	11,245	54.78	-	-
Balance Outstanding, December 31, 2023	11,245	54.78	4.13	-
Granted	7,531,849	3.11	-	-
Exercised	(3,033,835)	2.58	-	-
Balance Outstanding, December 31, 2024	4,509,259	$3.11	3.57	$301,616
Exercisable, December 31, 2024	4,509,259	$3.11	3.57	$301,616

2022 Equity Incentive Plan

On March 30, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved an initial 208,333 shares of common stock for issuance thereunder. The 2022 Plan was approved by shareholders on March 30, 2022. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. Pursuant to the 2022 Plan, there shall be annual increase in the number shares reserved under the 2022 Plan on the first day of each calendar year beginning with the first January 1 following the effective date of the 2022 Plan and ending with the last January 1 during the initial ten-year term of the 2022 Plan, equal to the lesser of (A) five percent (5%) of the Shares outstanding (on an as-converted basis, which shall include Shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for Shares, including without limitation, preferred stock, warrants and employee options to purchase any Shares) on the final day of the immediately preceding calendar year and (B) such lesser number of Shares as determined by the Board; provided, that, shares of Common Stock issued under the 2022 Plan with respect to an Exempt Award shall not count against such share limit. Accordingly, in June 2024, the number of shares reserved under the 2022 Plan increased by 95,304 to 303,637 reserved shares.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

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

On March 7, 2024, the Company entered into Advisory Board Agreements (the Advisory Agreements”) with three members of the Company’s Medical Advisory Board. In connection with the Advisory Agreements, each medical Board member shall be paid an annual cash fee of $40,000 paid quarterly, and the Company shall grant each Medical Advisory Board member stock options to purchase 4,167 shares of the Company’s common stock. On May 28, 2024, the Company granted these options for an aggregate of 12,501 stock options at an exercise price of $3.82 per share to the Company’s Advisory board pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was May 28, 2024 and the options expire on May 28, 2029. The options vest 25% immediately and the remainder vest quarterly. The stock options were valued on the grant date at an aggregate fair value of $46,124 using a Black-Scholes option pricing model which will be recognized as stock-based professional fees over the vesting period.

On July 17, 2024, the Company granted stock options to purchase 7,000 shares of the Company’s common stock at an exercise price of $2.15 per share to a member of the Medical Advisory Board pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was July 17, 2024 and the options expire on July 17, 2034. The options vest quarterly (875 each quarter) beginning on October 17, 2024 and each quarter thereafter through October 17, 2026. The stock options were valued at $14,536 on the grant date using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Dividend rate	—%	—%
Term (in years)	3.0 to 6.0 years	3.0 to 6.0 years
Volatility	168.9 to 184.6%	68.8% to 71.6%
Risk—free interest rate	4.07% to 4.56%	3.95% to 4.00%

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

During the years ended December 31, 2024 and 2023, the Company recognized total stock-based expenses related to stock options of $119,443 and $936,354, respectively, which have been reflected in general and administrative expenses on the statements of operations and comprehensive loss. As of December 31, 2024, a balance of $96,005 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 1.0 year.

Stock option activity for the years ended December 31, 2024 and 2023 are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2022	-	$-	-	$-
Granted	38,334	49.80	-	-
Balance Outstanding, December 31, 2023	38,334	49.80	8.49	-
Granted	25,750	3.90	-	-
Balance Outstanding, December 31, 2024	64,084	$31.35	7.60	$3,080
Exercisable, December 31, 2024	43,377	$42.21	7.77	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On February 17, 2023, the Company entered into an executive employment agreement with Vadim Mats, the Company’s Chief Executive Officer (CEO) in connection with the Company’s initial public offering (the “IPO”). The term of the agreement will continue for one (1) year from the date of execution and automatically renews for successive one (1) year periods at the end of each term until either party delivers written notice of their intent not to review at least 90 days prior to the expiration of the then effective term. Pursuant to the agreement, Mr. Mats shall receive a base salary at the annual rate of $400,000 payable in equal installments in accordance with the Company’s standard payroll policies. Additionally, on February 14, 2023, the board of directors approved the issuance of stock options, with immediate vesting, to Mr. Mats to purchase up to 16,667 shares of common stock under the Company’s 2022 Equity Incentive Plan (see Note 6). Mr. Mats shall also be eligible to receive an annual cash bonus in an amount up to two times his then-current base salary if the Company meets or exceeds criteria to be adopted by the compensation committee annually.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024 and 2023

NOTE 8 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax assets on December 31, 2024 and 2023 consist of net operating loss carryforwards and the mandatory capitalization of research and development cost for tax purposes pursuant to Section 174, as revised by the Tax Cuts and Jobs Act (“TCJA”). The TCJA amended Section 174 relating to the federal tax treatment of research or experimental expenditures paid or incurred during the taxable year. The new Section 174 rules require taxpayers to capitalize and amortize specified research and experimental expenditures, including software development, over a period of five years (attributable to domestic research) or 15 years (attributable to foreign research). The net deferred tax asset has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

As of December 31, 2024 and 2023, components of deferred tax assets and liabilities are as follows:

	December 31, 2024	December 31, 2023
Net operating loss carryforward	$1,407,458	$795,489
Research and development	618,007	366,256
Total deferred tax assets	2,025,465	1,161,745
Valuation allowance	(2,025,465)	(1,161,745)
Net Deferred Tax Assets	$-	$-

A reconciliation of the effective tax rate with the statutory Federal income tax rate was as follows for the years ended December 31, 2024 and 2023:

	For the Year ended December 31, 2024	For the Year ended December 31, 2023
Federal tax benefit at statutory rate	(21.0)%	(21.0)%
State tax benefit, net of Federal tax benefit	(5.1)%	(5.1)%
Non-deductible expenses	0.9%	6.2%
Change in estimated effective tax rate	0.0%	(1.4)%
Change in valuation allowance	25.2%	21.3%
Effective tax rate	0%	0%

As of December 31, 2024, the Company had approximately $5,385,337 in net operating loss carry forwards for federal income tax purposes of which $5,385,337 may be carried forward indefinitely subject to annual usage limitations of 80% of taxable income. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. The Company is currently using a 26.135% effective tax rate for its projected available net operating loss carry-forward.

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet for the coming year and has established a valuation allowance in the amount of $2,025,465 as of December 31, 2024 due to the uncertainty of generating taxable income. The valuation allowance increased in 2024 by $863,720.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2024, 2023 and 2022 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

NOTE 9 – SUBSEQUENT EVENTS

On February 21, 2025, the Company entered into a Software Purchase Agreement with a third party, whereby the Company purchased software and related technologies for $500,000 in cash and 200,000 shares of the Company’s common stock. These shares were valued at $282,000, or a per share price of $1.41, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares, the Company shall record an intangible asset of $782,000.