Form 10-Q
period 2025-03-31
GAXOS.AI INC.
filed 2025-05-15
CIK 1895618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 13, 2025, there were 7,123,453 shares of common stock, par value $0.0001 per share, issued and outstanding.

GAXOS.AI INC.
FORM 10-Q
MARCH 31, 2025

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to the Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors referred to on page 5 of our Annual Report on Form 10-K for the year ended December 31, 2024 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$2,571,340	$14,398,099
Short-term investments, at fair value	12,116,298	2,167,419
Investment in equity securities, at fair value	199,998	199,998
Accounts receivable	4,871	-
Prepaid expenses and other current assets	274,586	63,609

Total Current Assets	15,167,093	16,829,125

LONG-TERM ASSETS:
Property and equipment, net	83,392	70,374
Intangible assets, net	853,033	125,000
Digital currencies	37	37

Total Long-Term Assets	936,462	195,411

TOTAL ASSETS	$16,103,555	$17,024,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$321,673	$338,791
Accrued expenses	179,071	61,590
Deferred revenue	4	1,126

Total Current Liabilities	500,748	401,507

Total Liabilities	500,748	401,507

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ EQUITY:

Preferred stock; par value $0.0001; 5,000,000 shares authorized; No shares issued and outstanding on March 31, 2025 and December 31, 2024	-	-
Common stock; par value $0.0001: 50,000,000 shares authorized; 7,123,453 and 6,923,453 shares issued and outstanding on March 31, 2025 and December 31, 2024, respectively	712	692
Additional paid-in capital	25,697,311	25,416,451
Accumulated other comprehensive income	(57,347)	11,693
Accumulated deficit	(9,991,521)	(8,799,721)

Total Gaxos.AI Stockholders’ Equity	15,649,155	16,629,115
Noncontrolling interest	(46,348)	(6,086)

Total Stockholders’ Equity	15,602,807	16,623,029

Total Liabilities and Stockholders’ Equity	$16,103,555	$17,024,536

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

REVENUES	$23,732	$19

OPERATING EXPENSES:
Research and development	220,989	182,329
General and administrative	1,194,438	861,529

Total Operating Expenses	1,415,427	1,043,858

LOSS FROM OPERATIONS	(1,391,695)	(1,043,839)

OTHER INCOME:
Interest income	148,188	11,979
Realized gain on short-term investments	11,445	119,715

Total other income	159,633	131,694

NET LOSS	(1,232,062)	(912,145)

Net loss of subsidiary attributable to noncontrolling interest	40,262	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,191,800)	$(912,145)

COMPREHENSIVE LOSS:
Net loss	$(1,232,062)	$(912,145)

Other comprehensive income:
Unrealized loss on short-term investments	(69,040)	(99,414)

Comprehensive loss	$(1,301,102)	$(1,011,559)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic and diluted	$(0.17)	$(0.91)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	7,001,231	1,005,558

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Income	Deficit	Interest	Equity

Balance, December 31, 2024	-	$-	6,923,453	$692	$25,416,451	$11,693	$(8,799,721)	$(6,086)	$16,623,029

Common shares issued for intangible asset	-	-	200,000	20	247,980	-	-	-	248,000

Accretion of stock option expense	-	-	-	-	32,880	-	-	-	32,880

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(69,040)	-	-	(69,040)

Net loss	-	-	-	-	-	-	(1,191,800)	(40,262)	(1,232,062)

Balance, March 31, 2025	-	$-	7,123,453	$712	$25,697,311	$(57,347)	$(9,991,521)	$(46,348)	$15,602,807

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Income	Deficit	Interest	Equity

Balance, December 31, 2023	-	$-	988,368	$99	$8,711,550	$95,785	$(5,381,524)	$-	$3,425,910

Common shares and warrants issued for cash, net	-	-	108,000	11	159,049	-	-	-	159,060

Sale of pre-funded warrants for cash	-	-	-	-	2,897,924	-	-	-	2,897,924

Purchase and cancellation of treasury stock	-	-	(6,846)	(1)	(19,601)	-	-	-	(19,602)

Accretion of stock option expense	-	-	-	-	15,806	-	-	-	15,806

Rounding shares from reverse split	-	-	4,150	-	-	-	-	-	-

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(99,414)	-	-	(99,414)

Net loss	-	-	-	-	-	-	(912,145)	-	(912,145)

Balance, March 31, 2024	-	$-	1,093,672	$109	$11,764,728	$(3,629)	$(6,293,669)	$-	$5,467,539

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,232,062)	$(912,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	29,749	8,683
Stock-based compensation	32,880	15,806
Realized gain on short-term investments	(11,445)	(119,715)
Change in operating assets and liabilities:
Accounts receivable	(4,871)	(2)
Prepaid expenses and other current assets	(210,977)	(335,781)
Accounts payable	(17,118)	177,268
Accrued expenses	117,481	66,469
Deferred revenue	(1,122)	-

NET CASH USED IN OPERATING ACTIVITIES	(1,297,485)	(1,099,417)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(12,171,293)	(2,095,707)
Proceeds from sale of short-term investments	2,164,819	2,616,619
Increase in capitalized internal-use software development costs	(22,800)	(21,310)
Purchase of intangible asset	(500,000)	(150,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(10,529,274)	349,602

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock units	-	159,060
Proceeds from sale of pre-funded warrants	-	2,897,924
Purchase and cancellation of treasury shares	-	(19,602)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,037,382

NET (DECREASE) INCREASE IN CASH	(11,826,759)	2,287,567

CASH, beginning of period	14,398,099	1,024,710

CASH, end of period	$2,571,340	$3,312,277

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on short-term investments	$69,040	$99,414
Common stock issued for intangible asset	$248,000	$-

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

On September 23, 2024, the Company formed a subsidiary, RNK Health, LLC (“RNK Health”), a company incorporated under the laws of the State of Delaware as a limited liability company. RNK Health was formed in order to form a partnership and potential relationship with Nekwellness to engage in the proposed business of marketing certain products. On October 10, 2024, the Company, RNK Health, and Nekwellness entered into a one-year RNK Health operating agreement (the “Operating Agreement”), which automatically renews annually, for the regulation and management of the affairs of RNK Health. On October 10, 2024, the Company, the sole member of RNK Health, admitted Nekwellness as a member of RNK Health and accordingly, Nekwellness was granted a 30% membership interest in RNK Health, as full consideration for their services under the Operating Agreement, with the Company reduced to a 70% membership interest. RNK Health is currently providing access to certain medications, supplements and other wellness products and services.

At the Company annual meeting on December 27, 2024, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation for the reincorporation of the Company from The State of Delaware to the State of Nevada, which occurred on March 3, 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On February 28, 2024, a majority of the Company shareholders granted discretionary authority to the Company’s Board of Directors to amend the Company’s Certificate of Incorporation to effect one or more consolidations of the Company’s issued and outstanding shares of common stock, pursuant to which the shares of common stock would be combined and reclassified into on the basis of one share of common stock for each 12 shares of the Company’s common stock then issued and outstanding (the “Reverse Stock Split”). On March 7, 2024, the Company filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation (the “Certificate of Amendment”) with the Secretary of State of the State of Delaware to effect a 1-for-12 reverse stock split with respect to the outstanding shares of the Company’s common stock. The Certificate of Amendment and the reverse stock split became effective on March 7, 2024. All share and per share data in the accompanying unaudited consolidated financial statements have been retroactively adjusted to reflect the effect of the Reverse Stock Split.

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

The accompanying unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

The Company’s consolidated financial statements include the accounts of the parent entity, Gaxos. AI, Inc. and RNK Health, which is a majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring and non-recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 28, 2025.

Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2025, the Company had a cash balance of $2,571,340, had short-term investments of $12,116,298, and had working capital of $14,666,345. During the three months ended March 31, 2025, the Company used net cash in operations of $1,297,485. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. The Company believes that its existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the valuation of investments, valuation of intangible assets and other long-lived assets, the valuation of common shares issued to purchase intangible assets, estimates of deferred tax valuation allowances and the fair value of stock options issued for services.

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

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$12,116,298	$-	$-	$2,167,419	$-	$-
Equity securities	$-	$-	$199,998	$-	$-	$199,998

The Company’s short-term investments are level 1 measurements and are based on the quoted fair value on each date.

Investment in Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in equity securities, at fair value for the periods presented:

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$199,998	$-
Additions	-	-
Balance, end of period	$199,998	$-

On March 31, 2025, equity securities, at fair value, consisted of 666,660 shares of common equity securities of one entity, RPM Interactive, Inc., a security without a readily determinable fair value. On May 16, 2024, the Company purchased 666,660 common shares of RPM Interactive, Inc. for $199,998.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of March 31, 2025 and December 31, 2024.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On March 31, 2025, the Company had approximately $2,234,000 of cash in excess of FDIC limits of $250,000.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Accounts receivable

The Company adopted ASC 326, “Financial Instruments - Credit Losses” on January 1, 2023 and recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical credit loss experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The credit loss expense associated with the allowance for doubtful accounts related to accounts receivable is recognized in general and administrative expenses. As of March 31, 2025 and December 31, 2024, accounts receivable amounted to $4,871 and $0, respectively, and for the three months ended March 31, 2025 and 2024, the Company did not recognize any credit losses.

Short-Term Investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised of rated U.S. government securities, and corporate bonds with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. These debt securities are classified as current assets in the unaudited consolidated balance sheets and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) on the consolidated balance sheets and as a component of the consolidated statements of comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the unaudited consolidated statements of operations and comprehensive loss.

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

The Company recorded $69,040 and $99,414 of unrealized loss on short-term investments as a component of other comprehensive loss for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025 and 2024, the Company recognized a gain on sale of short-term investments of $11,445 and $119,715, respectively.

Investment in Equity Securities, at Fair Value

Equity investments are carried at fair value with unrealized gains or losses which are recorded as net unrealized gain (loss) on equity investments in the accompanying unaudited consolidated statement of operations and comprehensive loss. Realized gains and losses are determined on a specific identification basis which is recorded in earnings or loss as a net realized gain (loss) on equity investments in the consolidated statement of operations and comprehensive loss. The Company reviews investments in equity securities, at fair value, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles - Goodwill and Other Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. As of March 31, 2025 and December 31, 2024, the Company’s digital currencies consisted of 52.78 units of Polygon (MATIC), an Ethereum token valued at $37 and $37, respectively.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

Intangible Assets

Intangible assets, consisting of acquired software licenses, technology licenses and acquired software, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life of 5 years, less any impairment charges.

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

March 31, 2025

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

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company plans to generate revenue from the following sources:

●	The Company generates revenue from the sale of our in-game items to our customers. Revenue generated from such sales, primarily through the app stores, such as Google Play Store or Apple App Store, is recognized upon delivery of the in-game items to the customer, which is when the Company completes its sole performance obligation. Fees incurred by the Company, such as commissions to the app stores, are recognized in operating expenses. During the three months ended March 31, 2025 and 2024, revenues from the sale of our in-game items amounted to $5 and $19, respectively.

●	The Company generates revenue from the sale of health coaching packages to its customers. Health coaching packages consist of a series of lab tests and personal health coaching sessions. Revenues generated from such sales are recognized upon the completion of lab testing and the utilization of health coaching sessions, which is when the Company completes its performance obligation. Any fees paid in advance by the customer are reflected as a contract liabilities until such time as the performance obligation is completed. Fees incurred by the Company, such as the lab testing charges, are recognized in operating expenses. During the three months ended March 31, 2025 and 2024, revenue from the sale of health coaching packages amounted to $1,124 and $0, respectively.

●	Gaxos Labs sells subscriptions to its customers for the use of its software under a software as a service subscription model (“SaaS”), which will allow game developers and publishers to create content using AI which reduce creative asset development time. The Company’s SaaS offerings shall be sold under a prepaid or postpaid, usage-based pricing system pursuant to a tiers model, allowing customers to choose the subscription level to be charged based upon their intended usage. The subscription tiers will utilize declining prices as the volume grows. Under prepaid pay-as-you-go plans, revenues related to contracts that do not include a specified contract period are recognized upon usage by the customer and satisfaction of the Company’s performance obligation. These usage-based revenues are constrained to the amount the Company expects to be entitled to and receive in exchange for providing access to its platform. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct. During the three months ended March 31, 2025 and 2024, revenue from the sale of subscriptions amounted to $51 and $0, respectively.

●

In connection with RNK Health, the Company is generating revenues from providing non-clinical administrative services to support patient health. RNK Health has partnered with a third-party medical management company (the “Medical Partner”) that provides medication management and patient support care services via telehealth to patients located in all 50 states. The Medical Partner provides and makes available health care professionals to perform telehealth services within their respective scope of practice, provides and maintains applicable professional licensure, provides medication management services and provides RNK Health and patients access to the Medical Partner’s telehealth optimized technology platform. RNK Health provides services to patients to support the delivery of various medical services, including virtual rooming of patients, patient pathway advisory services, patient scheduling and interface connected to the Medical Partners central calendar, patient pathway monitoring and service, nonclinical patient customer service, care navigation service, software-based care optimization services, patient education services, patient intake system and data collection (the “Administrative Services”). The Company evaluates the presentation of revenue on a gross vs. net basis based on whether it acts as a principal by controlling the product or service sales to customers. The Company records these revenues on a gross basis since the Company is obligated to fulfill the non-clinical administrative services and has the risk associated with service delivery. Revenues from these fees is recognized upon satisfaction of the performance obligation. During the three months ended March 31, 2025 and 2024, revenues from Administrative Services amounted to $22,552 and $0, respectively. RNK Health pays a monthly fee to the Medical Partner for access to the Medical Partners telehealth optimized technology platform, which is included in operating expenses on the accompanying unaudited consolidated statements of operations and comprehensive loss.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

●	The Company plans to generate revenue from advertising fees paid by game advertisers, developers, hardware companies, or other strategic partners to the Company for promotion on our platform. Revenues from these fees will be recognized ratably over the agreed-upon advertising service period and upon delivery of agreed-upon advertising services, which constitutes satisfaction of the performance obligation. During the three months ended March 31, 2025 and 2024, the Company did not generate revenues fees from advertising fees.

●	The Company plans to generate royalty revenues when a third party sells one of our NFTs on a third-party platform. We will recognize royalty revenue when it is probable that we will collect the royalty fee owed which is typically when we receive notification from the third-party platform that an NFT has been sold, which constitutes satisfaction of the performance obligation. In the instance where the Company will receive royalty payments when a customer disposes of an in-game NFT in the secondary market on a third-party platform or any other payment that is not in fiat currency, the Company will recognize the revenue in accordance with ASC 606-10-32-21, “Noncash Consideration”. The fair value of the non-cash consideration received shall be determined by using the quoted price for such non-cash consideration on the date of the transaction. During the three months ended March 31, 2025 and 2024, the Company did not generate revenues fees from royalties.

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

For the three months ended March 31, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

	March 31,
	2025	2024
Common stock equivalents:
Warrants	4,509,259	1,835,474
Stock options	64,084	44,583
Total	4,573,343	1,880,057

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

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Segment Reporting

The Company operates as a single operating segment technology-based company that is developing applications aimed at redefining the way we utilize artificial intelligence (“AI”) to optimize the user experience. In accordance with ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying unaudited consolidated balance sheets and unaudited consolidated statements of operations and notes to consolidated financial statements.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 – SHORT-TERM INVESTMENTS AND INVESTMENT IN EQUITY SECURITIES

Short-Term Investments

On March 31, 2025, the Company’s short-term investments consisted of the following:

	Cost	Cumulative Unrealized Loss	Fair Value
Corporate bonds	$12,173,645	$(57,347)	$12,116,298
Total short-term investments	$12,173,645	$(57,347)	$12,116,298

On December 31, 2024, the Company’s short-term investments consisted of the following:

	Cost	Cumulative Unrealized Gain	Fair Value
US Treasury bills	$2,155,726	$11,693	$2,167,419
Total short-term investments	$2,155,726	$11,693	$2,167,419

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Investment in Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in equity securities, at fair value for the periods presented:

	Three Months Ended March 31,	Three Months Ended March 31,
	2025	2024
Balance, beginning of period	$199,998	$-
Additions	-	-
Balance, end of period	$199,998	$-

On March 31, 2025, investment in equity securities, at fair value consisted of 666,660 shares of common equity securities of one entity, Dragon Interactive Corporation. On May 16, 2024, the Company purchased 666,660 common shares of Dragon Interactive Corporation for $199,998.

NOTE 4 – PROPERTY AND EQUIPMENT

On March 31, 2025 and December 31, 2024, property and equipment consisted of the following:

	Useful life	March 31, 2025	December 31, 2024
Capitalized internal-use software development costs	3 years	$124,981	$102,181
Less: accumulated amortization		(41,589)	(31,807)
		$83,392	$70,374

For the three months ended March 31, 2025 and 2024, amortization of capitalized internal-use software development costs amounted to $9,782 and $6,183, respectively.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 5 – INTANGIBLE ASSETS

On March 31, 2025 and December 31, 2024, intangible assets consisted of the following:

	Useful life	March 31, 2025	December 31, 2024
License	5 years	$150,000	$150,000
Acquired internal-use software		748,000	-
Subtotal		898,000	150,000
Less: accumulated amortization		(44,967)	(25,000)
Intangible assets, net		$853,033	$125,000

On March 4, 2024, the Company entered into a Purchase Agreement with a third party to acquire certain technology and computer code. The Purchase Agreement grants the Company a perpetual, worldwide, non-exclusive, non-transferable, royalty free, fully paid license to (a) modify and create derivative works from certain technology and related codebase including, but not limited to, “Habit-tracking Module,” “Administrative Panel,” and related computer code. The aggregate purchase price was $150,000 and is included in intangible assets on the accompanying unaudited consolidated balance sheet. The purchase price of $150,000 was payable in four monthly installments of $37,500, beginning on March 15, 2024.

On February 24, 2025, the Company consummated a Software Purchase Agreement with a third party, whereby the Company purchased software and related technologies for $500,000 in cash and 200,000 shares of the Company’s common stock. These shares were valued at $248,000, or $1.24 per share, based on the quoted closing price of the Company’s common stock on the measurement date. In connection with these shares and cash payment, the Company recorded an intangible asset of $748,000.

For the three months ended March 31, 2025 and 2024, amortization of intangible assets amounted to $19,967 and $2,500, respectively, which is based on an estimated useful life of 5 years and includes amortization expense related to the License Agreement.

Amortization of the intangible asset attributable to future periods is as follows:

Year ending March 31:	Amount
2026	$179,600
2027	179,600
2028	179,600
2029	177,100
2030	137,133
$853,033

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of March 31, 2025 and December 31, 2024, no preferred shares have been designated and no preferred shares were issued and outstanding.

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

Common Stock Issued for Intangible Asset

On February 24, 2025, the Company consummated a Software Purchase Agreement with a third party, whereby the Company purchased software and related technologies for $500,000 in cash and 200,000 shares of the Company’s common stock. The 200,000 shares were valued at $248,000, or $1.24 per share, based on the quoted closing price of the Company’s common stock on the measurement date (see Note 5).

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

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

Stock Warrants

On March 13, 2024, in connection with the March 2024 Private Placement, the Company issued an aggregate of 1,256,734 Common Warrants consisting of (i) the Series A Warrants to purchase up to 628,367 shares of the Company’s common stock, and (iii) the Series B Warrants to purchase up to 628,367 shares of the Company’s common stock. Additionally, the Company sold the Pre-Funded Warrants to purchase up to 520,367 shares of the Company’s common stock (See above). Additionally, in connection with the March 2024 Private Placement, the Company issued 47,128 March 2024 placement agent warrants. On September 20, 2024, the Company entered into an inducement offer agreement with the Holder of the March 2024 Common Warrants to immediately exercise for cash an aggregate 1,256,734 of the March 2024 Common Warrants to purchase shares of the Company’s common stock at a reduced exercise price of $2.58 per share. In connection with the inducement offer, the Company issued Warrants to the Investor to purchase up to 94,255 common shares of the Company at an exercise price of $3,225.

Warrant activity for the three months ended March 31, 2025 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2024	4,509,259	$3.14	3.57	$301,616
Granted	-	-	-	-
Balance Outstanding, March 31, 2025	4,509,259	$3.14	3.32	$-
Exercisable, March 31, 2025	4,509,259	$3.14	3.32	$-

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Dividend rate	—	—%
Term (in years)	—	3.0 years
Volatility	—	184.6%
Risk—free interest rate	—	4.32%

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

During the three months ended March 31, 2025 and 2024, the Company recognized total stock-based expenses related to stock options of $32,880 and $15,806, respectively, which have been reflected in general and administrative expenses on the statements of operations and comprehensive loss. As of March 31, 2025, a balance of $63,125 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.75 year.

Stock option activity during the three months ended March 31, 2025 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2024	64,084	$31.35	7.76	$3,080
Granted	-	-	-	-
Balance Outstanding, March 31, 2025	64,084	$31.35	7.52	$-
Exercisable, March 31, 2025	57,167	$33.50	7.34	$-

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

NOTE 8 – SUBSEQUENT EVENTS

On April 14, 2025, the Company granted stock options to purchase an aggregate of 75,000 (25,000 stock options to each director) shares of the Company’s common stock at an exercise price of $1.11 per share to the Company’s board of directors pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was April 14, 2025 and the options expire on April 14, 2030. The options vest on the one-year anniversary of the stock option grant on April 14, 2026. The stock options were valued on the grant date at an aggregate fair value of $73,059 using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with “Summary Financial Data” and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the years ended December 31, 2024 and 2023 included in our Annual Report on Form 10-K filed with the Securities Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K as filed with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

In 2023, we launched our own proprietary games that are simple and fun to play, and that offer gamers the ability to utilize AI to personalize their gaming experience as well as to mint their own affordable NFTs, with unique and exclusive features, that can be utilized across the network of games and platform that we intend to build. As of March 31, 2025, we have launched four games, Space Striker AI, Brawl Bots, BattleFleet AI, and Jigsaw Puzzle AI. Space Striker AI allows players to engage in a captivating storyline and exciting retro shooting space action in the players AI-generated spaceship. Players can fuse crystals to upgrade their ship parts to craft, clash and conquer the galaxy all within a dynamic free-to-play economy. Brawl Bots immerses users in high-octane battles in real time against other players, in solo play or teams. Each player gets to control their own exclusive Bot character, ensuring a personalized gaming experience. BattleFleet AI is a take on the classic Battleship game with AI elements that allow gamers to design their ships. Jigsaw Puzzle AI lets gamers solve preloaded jigsaw puzzles as well as design and solve new jigsaw puzzles using AI.

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

RNK Health

On September 23, 2024, the Company formed a wholly-owned subsidiary, RNK Health LLC (“RNK Health”), to form a partnership and potential relationship with Nekwellness, LLC (“Nekwellness”) to engage in the proposed business of marketing certain health-related products. On October 10, 2024, the Company, RNK Health and Nekwellness entered into an operating agreement with respect to the regulation and management of the affairs of RNK Health and, as of such date, the Company owns a 70% membership interest in RNK Health and Nekwellness owns a 30% membership interest in RNK Health. RNK Health is currently providing access to certain medications, supplements and other wellness products and services.

Critical Accounting Estimates

Critical accounting estimates are those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. We consider the following to be critical accounting estimates.

Intangible assets

Intangible assets, consisting of software licenses, technology licenses, and software, are carried at cost less accumulated amortization, computed using the straight-line method over the estimated useful life of 5 years, less any impairment charges. We test intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted future cash flows of the asset or asset group to their carrying amount. If the carrying value of the assets exceeds their estimated undiscounted future cash flows, an impairment loss would be determined as the difference between the fair value of the assets and its carrying value. Typically, the fair value of the assets would be determined using a discounted cash flow model which would be sensitive to judgments of what constitutes an asset group and certain assumptions such as estimated future financial performance, discount rates, and other assumptions that marketplace participants would use in their estimates of fair value. There have been no material changes in the underlying assumptions and estimates used in these calculations in the relevant period. The accounting estimate related to asset impairments is highly susceptible to change from period to period because it requires management to make assumptions about the existence of impairment indicators and cash flows over future years. These assumptions impact the amount of an impairment, which could materially adversely impact the consolidated statements of operations.

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

Results of Operations

Comparison of Our Results of Operations for the Three Months Ended March 31, 2025 and 2024.

Revenues

During the three months ended March 31, 2025, we generated revenues of $23,732 primarily from revenues generated, through RNK Health, for providing non-clinical services to support patient care of $22,552. Additionally, during the three months ended March 31, 2025, we generated revenues of $1,124 from the sale of health coaching packages to our customers, revenue of $51 from subscription services, and revenue of $5 from in-app games items. Health coaching packages consist of a series of lab tests and personal health coaching sessions. During the three months ended March 31, 2024, we generated revenue of $19. Once we achieve a critical mass of users, we plan to offer new features and to charge fees in order to generate revenues from these added features.

Operating Expenses

During the three months ended March 31, 2025 and 2024, we incurred operating expenses of $1,415,427 and $1,043,858, respectively, an increase of $371,569, or 35.6%. Operating expenses consisted of the following:

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

We capitalize all development and production service payments to third-party developers as internal-use software development costs and licenses once we reach the application development stage. During the three months ended March 31, 2025 and 2024, we reported research and development fees of $220,989 and $182,329, respectively, an increase of $38,660, or 21.2%. The increase is primarily due to an increase in outside development costs incurred in connection with the development of Gaxos Health platforms offset by a decrease in outside development costs incurred in connection with the development of Gaxos Games. We expect research and development expenses to increase in the future as development of Gaxos Games, Gaxos Health and RNK Health accelerates.

General and administrative expenses

For the three months ended March 31, 2025 and 2024, general and administrative expenses consisted of the following:

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024
Compensation and related benefit	$588,985	$363,484
Professional fees	232,890	274,688
Other general and administrative expenses	372,563	223,357
Total general and administrative expenses	$1,194,438	$861,529

Compensation and related benefits

During the three months ended March 31, 2025 and 2024, compensation and related benefits amounted to $588,985 and $363,484, respectively, an increase of $225,501, or 62.0%. The increase during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 was primarily attributable to the increase in executive officer bonuses paid of $250,000, offset by a decrease in employee compensation and related benefits of $24,499.

Professional fees

During the three months ended March 31, 2025 and 2024, we incurred professional fees of $232,890 and $274,688, respectively, a decrease of $41,798, or 15.2%, primarily attributable to a decrease in advisory fees of $79,945 and a decrease in investor relations fees of $30,000, offset by an increase in legal fees of $32,679, an increase in accounting fees of $22,122, and an increase in stock-based consulting fees attributable to the accretion of stock-based consulting fees related to issuance of stock options to consultants of $13,348

Other general and administrative expenses

Other general and administrative expenses consist of advertising and marketing expenses, office expenses, insurance, listing fees, computer and interest expenses, travel expenses, amortization expense, and other general business expenses. During the three months ended March 31, 2025 and 2024, we incurred other general and administrative expenses of $372,563 and $223,357, respectively, an increase of $149,206, or 66.8%. This increase was primarily attributable to an increase in advertising and marketing fees of $142,295 in connection with the marketing of our RNK Health services.

Loss from operations

During the three months ended March 31, 2025 and 2024, we reported a loss from operations of $1,391,695 and $1,043,839, respectively, an increase of $347,856, or 33.3%. The increase in loss from operations was due to an increase in general and administrative expenses and an increase in research and development expenses as discussed above.

Other income

During the three months ended March 31, 2025 and 2024, we reported other income of $159,633 and $131,694, respectively, which consisted of interest income and a realized gain on short-term investments in both years.

Net loss and net loss attributable common shareholders

During the three months ended March 31, 2025 and 2024, our net loss amounted to $1,232,062 and $912,145, respectively, an increase of $319,917, or 35.1%. During the three months ended March 31, 2025 and 2024, we adjusted net loss for the net loss of subsidiary attributable to noncontrolling interest by $40,262 and $0, respectively Accordingly, during the three months ended March 31, 2025 and 2024, our net loss attributable to common shareholders was $1,191,800, or $0.17 per common share (basic and diluted) and $912,145, or $0.91 per common share (basic and diluted), respectively, a decrease of $279,655, or 30.7%.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2025, we had a cash balance of $2,571,340, had short-term investments of $12,116,298, and had working capital of $14,666,345. During the three months ended March 31, 2025, we used net cash in operations of $1,297,485.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2025, net cash used in operations was $1,297,485, which primarily resulted from our net loss of $1,232,062, adjusted for the add back of amortization expense of $29,749, stock-based compensation to employees and consultants of $32,880, and a realized gain on short-term investments of $(11,445), and changes in operating asset and liabilities such as an increase in accounts receivable of $4,871, an increase in prepaid expenses and other current assets of $210,977, a decrease in accounts payable of $17,118, an increase in accrued expenses of $117,481, and a decrease in deferred revenues of $1,122.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2025, net cash used in investing activities was $10,529,274, which resulted from the purchase of short-term investments of $12,171,293 primarily consisting of corporate bonds, the purchase of software intangible assets of $500,000, and an increase in capitalized internal-use software development costs of $22,800, offset by proceeds received from the sale of short-term investments of $2,164,819.

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

Cash Flows from Financing Activities

For the three months ended March 31, 2025, we did not have any cash flows from financing activities.

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

Our ultimate success is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet our obligations on a timely basis. We will require significant amounts of capital to sustain operations, and we will need to make the investments we need to execute our longer-term business plan to support new technologies and help advance innovation. Absent generation of sufficient revenue from the execution of our long-term business plan, we will need to obtain debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from operations. Such additional debt or equity financing may not be available to us on favorable terms, if at all. We plan to pursue our plans with respect to the research and development of our products which will require resources beyond those that we currently have, ultimately requiring additional capital from third party sources. However, we believe the net proceeds received from the December 2024 securities purchase agreements as discussed above will be sufficient to meet our financial obligations for at least the next 12 months.

Off-Balance Sheet Arrangements

For the three months ended March 31, 2025 and 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Recently Issued Accounting Standards Not Yet Effective or Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15 and 15d-15(e)) as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 28, 2025 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report, except discussed below. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

Our Medial Partner’s telehealth business could be adversely affected by ongoing legal challenges to their business model or by new state actions restricting their ability to provide the full range of services in certain states.

Our majority-owned subsidiary, RNK Health LLC (“RNK Health”), is currently providing non-clinical administrative services to support patient health. RNK Health has partnered with a third-party medical management company (the “Medical Partner”) that provides medication management and patient support care services via telehealth to patients located in all 50 states.

The ability of our Medical Partner’ telehealth operations in each state is dependent upon the state’s treatment of medicine under such state’s laws, rules and policies governing the practice of physician supervised services, which are subject to changing political, regulatory and other influences. In the event our contracted parties are unable to provide telehealth services for any reason, it would have a material adverse effect on our ability to sell products and in turn our revenues and operating results.

Our and our Medical Partner’s activities are subject to laws governing the provision of telehealth services, which could be subject to changes that result in additional operational complexity or increased costs.

Out Medical Partner and their providers are subject to laws governing the provision of telehealth services and the delivery of professional healthcare services more broadly. For example, some states limit the modality through which telehealth services are delivered, such as requiring synchronous (i.e. “live”) communication or curtailing asynchronous ( “store-and-forward”) communication for certain telehealth services (e.g. prescribing certain types of medications). Although we believe our contractual arrangement with the Medical Partner is structured to comply with laws governing the provision of telehealth services, these laws are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Due to the rapidly evolving regulatory climate, we cannot assure that our contractual arrangement, if challenged, will be deemed compliant, nor can we assure that a new or existing law will not be implemented, enforced, or changed, with little or no notice, in a manner that requires us to modify our business model at a material expense.

Evolving government regulations and enforcement activities may require increased costs or adversely affect our results of operations.

Our contractual arrangement with our Medical Partner is structured to comply with all applicable material laws, but, due to the uncertain regulatory environment and enforcement discretion, government regulators or enforcement agencies may determine that we or our Medical Partner are in violation of their laws and regulations. If we must remedy such violations, we or the Medical Partner may be required to modify business operations and services in a manner that undermines our ability to retain or acquire new customers, or we or our Medical Partner, may be subject to fines or other burdensome enforcement actions that may result in our termination of operations in certain jurisdictions. If so, our revenue may decline and our business, financial condition, and results of operations could be adversely affected.

Moreover, the laws applicable to our operations are subject to change or reinterpretation, and continued compliance may require us to change our practices at significant expense. Additional expenses may increase future overhead, which could have a material adverse effect on our results of operations. Additionally, modifications to the services we offer may require us to comply with additional laws and regulations, obtain necessary licenses or certifications, or materially alter our operations—any of which may require incurring significant expenses to ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent our services from being offered to customers, which could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 24, 2025, we entered into a Software Purchase Agreement with Abraco LLC (the “Seller”), whereby the Seller sold, conveyed, assigned and transferred to us all of Seller’s right, title, and interest in and to certain software and associated rights, subject to the terms and conditions set forth in such agreement for, among other things, 200,000 shares of our common stock. The shares of common stock were not registered under the Securities Act and were issued in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

GAXOS.AI INC.

Dated: May 15, 2025	By:	/s/ Vadim Mats
	Name:	Vadim Mats
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 15, 2025	By:	/s/ Steven Shorr
	Name:	Steven Shorr
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)