Form 10-Q
period 2025-06-30
GAXOS.AI INC.
filed 2025-08-13
CIK 1895618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of August 13, 2025, there were 7,123,453 shares of common stock, par value $0.0001 per share, issued and outstanding.

GAXOS.AI INC.
FORM 10-Q
JUNE 30, 2025

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$1,718,964	$14,398,099
Short-term investments, at fair value	12,326,666	2,167,419
Investment in equity securities, at fair value	199,998	199,998
Accounts receivable	9,368	-
Prepaid expenses and other current assets	242,894	63,609

Total Current Assets	14,497,890	16,829,125

LONG-TERM ASSETS:
Property and equipment, net	93,830	70,374
Intangible assets, net	808,133	125,000
Digital currencies	37	37

Total Long-Term Assets	902,000	195,411

TOTAL ASSETS	$15,399,890	$17,024,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$250,717	$338,791
Accrued expenses	254,167	61,590
Deferred revenue	566	1,126

Total Current Liabilities	505,450	401,507

Total Liabilities	505,450	401,507

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock; par value $0.0001; 5,000,000 shares authorized; No shares issued and outstanding on June 30, 2025 and December 31, 2024	-	-
Common stock; par value $0.0001: 50,000,000 shares authorized; 7,123,453 and 6,923,453 shares issued and outstanding on June 30, 2025 and December 31, 2024, respectively	712	692
Additional paid-in capital	25,727,784	25,416,451
Accumulated other comprehensive income	28,385	11,693
Accumulated deficit	(10,740,909)	(8,799,721)

Total Gaxos.AI Stockholders’ Equity	15,015,972	16,629,115
Noncontrolling interest	(121,532)	(6,086)

Total Stockholders’ Equity	14,894,440	16,623,029

Total Liabilities and Stockholders’ Equity	$15,399,890	$17,024,536

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

REVENUES	$170,971	$-	$194,703	$19

OPERATING EXPENSES:
Research and development	243,020	249,341	464,009	431,670
General and administrative	910,645	605,162	2,105,083	1,466,691

Total Operating Expenses	1,153,665	854,503	2,569,092	1,898,361

LOSS FROM OPERATIONS	(982,694)	(854,503)	(2,374,389)	(1,898,342)

OTHER INCOME:
Interest income	146,902	45,265	295,090	57,244
Unrealized gain on short-term investments	8,615	-	8,615	-
Realized gain on short-term investments	2,605	-	14,050	119,715

Total other income	158,122	45,265	317,755	176,959

NET LOSS	(824,572)	(809,238)	(2,056,634)	(1,721,383)

Net loss of subsidiary attributable to noncontrolling interest	75,184	-	115,446	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(749,388)	$(809,238)	$(1,941,188)	$(1,721,383)

COMPREHENSIVE LOSS:
Net loss	$(824,572)	$(809,238)	$(2,056,634)	$(1,721,383)

Other comprehensive income:
Unrealized loss on short-term investments	85,732	7,045	16,692	(92,370)

Comprehensive loss	$(738,840)	$(802,193)	$(2,039,942)	$(1,813,753)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic and diluted	$(0.11)	$(0.72)	$(0.27)	$(1.60)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	7,123,453	1,119,798	7,062,680	1,075,741

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Income	Deficit	Interest	Equity

Balance, December 31, 2024	-	$-	6,923,453	$692	$25,416,451	$11,693	$(8,799,721)	$(6,086)	$16,623,029

Common shares issued for intangible asset	-	-	200,000	20	247,980	-	-	-	248,000

Accretion of stock option expense	-	-	-	-	32,880	-	-	-	32,880

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(69,040)	-	-	(69,040)

Net loss	-	-	-	-	-	-	(1,191,800)	(40,262)	(1,232,062)

Balance, March 31, 2025	-	-	7,123,453	712	25,697,311	(57,347)	(9,991,521)	(46,348)	15,602,807

Accretion of stock option expense	-	-	-	-	30,473	-	-	-	30,473

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	85,732	-	-	85,732

Net loss	-	-	-	-	-	-	(749,388)	(75,184)	(824,572)

Balance, June 30, 2025	-	$-	7,123,453	$712	$25,727,784	$28,385	$(10,740,909)	$(121,532)	$14,894,440

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Income	Deficit	Interest	Equity

Balance, December 31, 2023	-	$-	988,368	$99	$8,711,550	$95,785	$(5,381,524)	$-	$3,425,910

Common shares and warrants issued for cash, net	-	-	108,000	11	159,049	-	-	-	159,060

Sale of pre-funded warrants for cash	-	-	-	-	2,897,924	-	-	-	2,897,924

Purchase and cancellation of treasury stock	-	-	(6,846)	(1)	(19,601)	-	-	-	(19,602)

Accretion of stock option expense	-	-	-	-	15,806	-	-	-	15,806

Rounding shares from reverse split	-	-	4,150	-	-	-	-	-	-

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(99,414)	-	-	(99,414)

Net loss	-	-	-	-	-	-	(912,145)	-	(912,145)

Balance, March 31, 2024	-	-	1,093,672	109	11,764,728	(3,629)	(6,293,669)	-	5,467,539

Common shares issued for warrants exercise	-	-	103,367	11	93	-	-	-	104

Accretion of stock option expense	-	-	-	-	33,435	-	-	-	33,435

Rounding shares from reverse split	-	-	4,150	-	-	-	-	-	-

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	7,044	-	-	7,044

Net loss	-	-	-	-	-	-	(809,238)	-	(809,238)

Balance, June 30, 2024	-	$-	1,201,189	$120	$11,798,256	$3,415	$(7,102,907)	$-	$4,698,884

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,056,634)	$(1,721,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	86,311	22,846
Stock-based compensation	63,353	49,241
Realized gain on short-term investments	(14,050)	(119,715)
Unrealized gain on short-term investments	(8,615)	-
Non-cash transaction fees	-	764
Change in operating assets and liabilities:
Accounts receivable	(9,368)	8
Prepaid expenses and other current assets	(179,285)	(191,699)
Accounts payable	(88,074)	81,779
Accrued expenses	192,577	40,292
Deferred revenue	(560)	-

NET CASH USED IN OPERATING ACTIVITIES	(2,014,345)	(1,837,867)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(13,313,986)	(2,096,293)
Purchase of equity securities	-	(199,998)
Proceeds from sale of short-term investments	3,194,096	2,617,205
Increase in capitalized internal-use software development costs	(44,900)	(23,310)
Purchase of intangible asset	(500,000)	(150,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(10,664,790)	147,604

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock units	-	159,060
Proceeds from exercise of pre-funded warrants	-	104
Proceeds from sale of pre-funded warrants	-	2,897,924
Purchase and cancellation of treasury shares	-	(19,602)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	3,037,486

NET (DECREASE) INCREASE IN CASH	(12,679,135)	1,347,223

CASH, beginning of period	14,398,099	1,024,710

CASH, end of period	$1,718,964	$2,371,933

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on short-term investments	$69,040	$(92,370)
Common stock issued for intangible asset	$248,000	$-

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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

The Company’s consolidated financial statements include the accounts of the parent entity, Gaxos.AI, Inc. and RNK Health, which is a majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

The Company accounts for its noncontrolling interest in RNK Health in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the consolidated balance sheets and the consolidated net loss attributable to its noncontrolling interest be clearly identified and presented on the face of the consolidated statements of operations and comprehensive loss.

Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring and non-recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

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

Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On June 30, 2025, the Company had a cash balance of $1,718,964, had short-term investments of $12,326,666, and had working capital of $13,992,440. During the six months ended June 30, 2025, the Company used net cash in operations of $2,014,345. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. The Company believes that its existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$12,326,666	$-	$-	$2,167,419	$-	$-
Equity securities	$-	$-	$199,998	$-	$-	$199,998

The Company’s short-term investments are level 1 measurements and are based on the quoted fair value on each date.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

Investment in Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in equity securities, at fair value for the periods presented:

	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024
Balance, beginning of period	$199,998	$-
Additions	-	-
Balance, end of period	$199,998	$-

On June 30, 2025 and December 31, 2024, equity securities, at fair value, consisted of 666,660 shares of common equity securities of one entity, RPM Interactive, Inc., a security without a readily determinable fair value. On May 16, 2024, the Company purchased 666,660 common shares of RPM Interactive, Inc. for $199,998.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of June 30, 2025 and December 31, 2024.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On June 30, 2025, the Company had approximately $1,184,813 of cash in excess of FDIC limits of $250,000.

Accounts receivable

The Company adopted ASC 326, “Financial Instruments - Credit Losses” on January 1, 2023 and recognizes an allowance for losses on accounts receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical credit loss experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The credit loss expense associated with the allowance for doubtful accounts related to accounts receivable is recognized in general and administrative expenses. As of June 30, 2025 and December 31, 2024, accounts receivable amounted to $9,368 and $0, respectively, and for the three and six months ended June 30, 2025 and 2024, the Company did not recognize any credit losses.

Short-Term Investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised of rated U.S. government securities, and corporate bonds with maturities of more than three months, but less than one year, and exchange-traded and closed end funds. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt and equity securities prior to their stated maturities depending upon changing liquidity requirements. The debt securities are classified as current assets in the unaudited consolidated balance sheets and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) on the consolidated balance sheets and as a component of the consolidated statements of comprehensive loss. The equity securities are classified as current assets in the unaudited consolidated balance sheets and recorded at fair value, with unrealized gains or losses included in other income (expense) on the unaudited consolidated statement of operation and comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the unaudited consolidated statements of operations and comprehensive loss.

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

The Company recorded $16,692 and $(92,370) of unrealized gain (loss) on short-term investments as a component of other comprehensive loss for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized a realized gain on sale of short-term investments of $14,050 and $119,715, respectively. During the six months ended June 30, 2025 and 2024, the Company recognized an unrealized gain on short-term investments of $8,615 and $0, respectively.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

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

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles - Goodwill and Other Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. As of June 30, 2025 and December 31, 2024, the Company’s digital currencies consisted of 52.78 units of Polygon (MATIC), an Ethereum token valued at $37 and $37, respectively.

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

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

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
June 30, 2025
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

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company plans to generate revenue from the following sources:

●	The Company generates revenue from the sale of our in-game items to our customers. Revenue generated from such sales, primarily through the app stores, such as Google Play Store or Apple App Store, is recognized upon delivery of the in-game items to the customer, which is when the Company completes its sole performance obligation. Fees incurred by the Company, such as commissions to the app stores, are recognized in operating expenses. During the three months ended June 30, 2025 and 2024, revenues from the sale of our in-game items amounted to $18 and $0, respectively. During the six months ended June 30, 2025 and 2024, revenues from the sale of our in-game items amounted to $23 and $19, respectively.

●	The Company generates revenue from the sale of health coaching packages to its customers. Health coaching packages consist of a series of lab tests and personal health coaching sessions. Revenues generated from such sales are recognized upon the completion of lab testing and the utilization of health coaching sessions, which is when the Company completes its performance obligation. Any fees paid in advance by the customer are reflected as a contract liabilities until such time as the performance obligation is completed. Fees incurred by the Company, such as the lab testing charges, are recognized in operating expenses. During the six months ended June 30, 2025 and 2024, revenue from the sale of health coaching packages amounted to $1,124 and $0, respectively. During the three months ended June 30, 2025 and 2024, revenue from the sale of health coaching packages amounted to $0 and $0, respectively.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

●	Gaxos Labs sells subscriptions to its customers for the use of its software under a software as a service subscription model (“SaaS”), which will allow game developers and publishers to create content using AI which reduce creative asset development time. The Company’s SaaS offerings shall be sold under a prepaid or postpaid, usage-based pricing system pursuant to a tiers model, allowing customers to choose the subscription level to be charged based upon their intended usage. The subscription tiers will utilize declining prices as the volume grows. Under prepaid pay-as-you-go plans, revenues related to contracts that do not include a specified contract period are recognized upon usage by the customer and satisfaction of the Company’s performance obligation. These usage-based revenues are constrained to the amount the Company expects to be entitled to and receive in exchange for providing access to its platform. If professional services are deemed to be distinct, revenue is recognized as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct. During the three months ended June 30, 2025 and 2024, revenue from the sale of subscriptions amounted to $556 and $0, respectively. During the six months ended June 30, 2025 and 2024, revenue from the sale of subscriptions amounted to $607 and $0, respectively.

●	In connection with RNK Health, the Company is generating revenues from providing non-clinical administrative services to support patient health. RNK Health has partnered with a third-party medical management company (the “Medical Partner”) that provides medication management and patient support care services via telehealth to patients located in all 50 states. The Medical Partner provides and makes available health care professionals to perform telehealth services within their respective scope of practice, provides and maintains applicable professional licensure, provides medication management services and provides RNK Health and patients access to the Medical Partner’s telehealth optimized technology platform. RNK Health provides services to patients to support the delivery of various medical services, including virtual rooming of patients, patient pathway advisory services, patient scheduling and interface connected to the Medical Partners central calendar, patient pathway monitoring and service, nonclinical patient customer service, care navigation service, software-based care optimization services, patient education services, patient intake system and data collection (the “Administrative Services”). The Company evaluates the presentation of revenue on a gross vs. net basis based on whether it acts as a principal by controlling the product or service sales to customers. The Company records these revenues on a gross basis since the Company is obligated to fulfill the non-clinical administrative services and has the risk associated with service delivery. Revenues from these fees are recognized upon satisfaction of the performance obligation. During the three and six months ended June 30, 2025, revenues from Administrative Services amounted to $170,398 and $192,950 respectively. During the three and six months ended June 30, 2024, revenues from Administrative Services amounted to $0. RNK Health pays a monthly fee to the Medical Partner for access to the Medical Partners telehealth optimized technology platform, which is included in operating expenses on the accompanying unaudited consolidated statements of operations and comprehensive loss.

●	The Company plans to generate revenue from advertising fees paid by game advertisers, developers, hardware companies, or other strategic partners to the Company for promotion on our platform. Revenues from these fees will be recognized ratably over the agreed-upon advertising service period and upon delivery of agreed-upon advertising services, which constitutes satisfaction of the performance obligation. During the three and six months ended June 30, 2025 and 2024, the Company did not generate revenues fees from advertising fees.

●	The Company plans to generate royalty revenues when a third party sells one of our NFTs on a third-party platform. We will recognize royalty revenue when it is probable that we will collect the royalty fee owed which is typically when we receive notification from the third-party platform that an NFT has been sold, which constitutes satisfaction of the performance obligation. In the instance where the Company will receive royalty payments when a customer disposes of an in-game NFT in the secondary market on a third-party platform or any other payment that is not in fiat currency, the Company will recognize the revenue in accordance with ASC 606-10-32-21, “Noncash Consideration”. The fair value of the non-cash consideration received shall be determined by using the quoted price for such non-cash consideration on the date of the transaction. During the three and six months ended June 30, 2025 and 2024, the Company did not generate revenues fees from royalties.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

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

For the six months ended June 30, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

	June 30,
	2025	2024
Common stock equivalents:
Warrants	4,509,259	1,743,352
Stock options	139,084	57,084
Total	4,648,343	1,800,436

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

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

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 3 – SHORT-TERM INVESTMENTS AND INVESTMENT IN EQUITY SECURITIES

Short-Term Investments

On June 30, 2025, the Company’s short-term investments consisted of the following:

	Cost	Cumulative Unrealized Gain	Fair Value
Corporate bonds	$11,879,490	$45,868	$11,925,358
Exchange-traded and closed end funds	392,693	8,615	401,308
Total short-term investments	$12,272,183	$54,483	$12,326,666

On December 31, 2024, the Company’s short-term investments consisted of the following:

	Cost	Cumulative Unrealized Gain	Fair Value
US Treasury bills	$2,155,726	$11,693	$2,167,419
Total short-term investments	$2,155,726	$11,693	$2,167,419

Investment in Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in equity securities, at fair value for the periods presented:

	Six Months Ended June 30,	Six Months Ended June 30,
	2025	2024
Balance, beginning of period	$199,998	$-
Additions	-	199,998
Balance, end of period	$199,998	$199,998

On June 30, 2025, investment in equity securities, at fair value consisted of 666,660 shares of common equity securities of one entity, RPM Interactive Inc. On May 16, 2024, the Company purchased 666,660 common shares of RPM Interactive, Inc. for $199,998.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

On June 30, 2025 and December 31, 2024, property and equipment consisted of the following:

	Useful life	June 30, 2025	December 31, 2024
Capitalized internal-use software development costs	3 years	$147,081	$102,181
Less: accumulated amortization		(53,251)	(31,807)
		$93,830	$70,374

For the six months ended June 30, 2025 and 2024, amortization of capitalized internal-use software development costs amounted to $21,444 and $12,846, respectively.

NOTE 5 – INTANGIBLE ASSETS

On June 30, 2025 and December 31, 2024, intangible assets consisted of the following:

	Useful life	June 30, 2025	December 31, 2024
License	5 years	$150,000	$150,000
Acquired internal-use software		748,000	-
Subtotal		898,000	150,000
Less: accumulated amortization		(89,867)	(25,000)
Intangible assets, net		$808,133	$125,000

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

For the six months ended June 30, 2025 and 2024, amortization of intangible assets amounted to $64,867 and $10,000, respectively, which is based on an estimated useful life of 5 years and includes amortization expense related to the License Agreement.

Amortization of the intangible asset attributable to future periods is as follows:

Year ending June 30:	Amount
2026	$179,600
2027	179,600
2028	179,600
2029	177,100
2030	92,233
$808,133

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of June 30, 2025 and December 31, 2024, no preferred shares have been designated and no preferred shares were issued and outstanding.

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
June 30, 2025
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

Warrant activity for the six months ended June 30, 2025 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2024	4,509,259	$3.14	3.57	$301,616
Granted	-	-	-	-
Balance Outstanding, June 30, 2025	4,509,259	$3.14	3.07	$-
Exercisable, June 30, 2025	4,509,259	$3.14	3.07	$-

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

2022 Equity Incentive Plan

On March 30, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved an initial 208,333 shares of common stock for issuance thereunder. The 2022 Plan was approved by shareholders on March 30, 2022. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. Pursuant to the 2022 Plan, there shall be annual increase in the number shares reserved under the 2022 Plan on the first day of each calendar year beginning with the first January 1 following the effective date of the 2022 Plan and ending with the last January 1 during the initial ten-year term of the 2022 Plan, equal to the lesser of (A) five percent (5%) of the Shares outstanding (on an as-converted basis, which shall include Shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for Shares, including without limitation, preferred stock, warrants and employee options to purchase any Shares) on the final day of the immediately preceding calendar year and (B) such lesser number of Shares as determined by the Board; provided, that, shares of Common Stock issued under the 2022 Plan with respect to an Exempt Award shall not count against such share limit. Accordingly, in June 2024, the number of shares reserved under the 2022 Plan increased by 95,304 to 303,637 reserved shares. On January 13, 2025, based on the 2022 Plan’s annual increase provisions, the number of shares reserved under the 2022 Plan increased by 250,000 to 553,637 reserved shares the Company On August 12, 2025, the shareholders of the Company approved an amendment to the 2022 Plan to increase the number of shares of common stock reserved for issuance thereunder to 803,637 shares from 553,637 shares.

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

On April 14, 2025, the Company granted stock options to purchase an aggregate of 75,000 (25,000 stock options to each director) shares of the Company’s common stock at an exercise price of $1.11 per share to the Company’s board of directors pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was April 14, 2025 and the options expire on April 14, 2030. The options vest on the one-year anniversary of the stock option grant on April 14, 2026. The stock options were valued on the grant date at an aggregate fair value of $73,063 using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited)

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Dividend rate	—	—%
Term (in years)	3.0 years	3.0 to 5.5 years
Volatility	167.3%	176.32 to 184.6%
Risk—free interest rate	3.87%	4.32% to 4.56%

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

During the six months ended June 30, 2025 and 2024, the Company recognized total stock-based expenses related to stock options of $63,353 and $49,241, respectively, which have been reflected in general and administrative expenses on the consolidated statements of operations and comprehensive loss. As of June 30, 2025, a balance of $105,715 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.51 year.

Stock option activity during the six months ended June 30, 2025 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2024	64,084	$31.35	7.76	$3,080
Granted	75,000	1.11	-	-
Balance Outstanding, June 30, 2025	139,084	$15.05	5.93	$-
Exercisable, June 30, 2025	58,459	$33.15	7.13	$-

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

NOTE 8 – SUBSEQUENT EVENTS

On August 12, 2025, the shareholders of the Company approved an amendment to the 2022 Plan to increase the number of shares of common stock reserved for issuance thereunder to 803,637 shares from 553,637 shares.

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

In 2023, we launched our own proprietary games that are simple and fun to play, and that offer gamers the ability to utilize AI to personalize their gaming experience as well as to mint their own affordable NFTs, with unique and exclusive features, that can be utilized across the network of games and platform that we intend to build. As of June 30, 2025, we have launched four games, Space Striker AI, Brawl Bots, BattleFleet AI, and Jigsaw Puzzle AI. Space Striker AI allows players to engage in a captivating storyline and exciting retro shooting space action in the players AI-generated spaceship. Players can fuse crystals to upgrade their ship parts to craft, clash and conquer the galaxy all within a dynamic free-to-play economy. Brawl Bots immerses users in high-octane battles in real time against other players, in solo play or teams. Each player gets to control their own exclusive Bot character, ensuring a personalized gaming experience. BattleFleet AI is a take on the classic Battleship game with AI elements that allow gamers to design their ships. Jigsaw Puzzle AI lets gamers solve preloaded jigsaw puzzles as well as design and solve new jigsaw puzzles using AI.

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

Results of Operations

Comparison of Our Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024.

Revenues

During the three months ended June 30, 2025, we generated revenues of $170,971 primarily from revenues generated, through RNK Health, for providing non-clinical services to support patient care of $170,398. Additionally, during the three months ended June 30, 2025, we generated revenues of $0 from the sale of health coaching packages to our customers, revenue of $556 from subscription services, and revenue of $18 from in-app games items. Health coaching packages consist of a series of lab tests and personal health coaching sessions. During the three months ended June 30, 2024, we generated no revenue. Once we achieve a critical mass of users, we plan to offer new features and to charge fees in order to generate revenues from these added features.

During the six months ended June 30, 2025, we generated revenues of $194,703 primarily from revenues generated, through RNK Health, for providing non-clinical services to support patient care of $192,950. Additionally, during the six months ended June 30, 2025, we generated revenues of $1,124 from the sale of health coaching packages to our customers, revenue of $607 from subscription services, and revenue of $23 from in-app games items. Health coaching packages consist of a series of lab tests and personal health coaching sessions. During the six months ended June 30, 2024, we generated revenue of $19. Once we achieve a critical mass of users, we plan to offer new features and to charge fees in order to generate revenues from these added features.

Operating Expenses

During the three months ended June 30, 2025 and 2024, we incurred operating expenses of $1,153,665 and $854,503, respectively, an increase of $299,162, or 35.0%. During the six months ended June 30, 2025 and 2024, we incurred operating expenses of $2,569,092 and $1,898,361, respectively, an increase of $670,731, or 35.3%. Operating expenses consisted of the following:

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

During the three months ended June 30, 2025 and 2024, we reported research and development fees of $243,020 and $249,341, respectively, a decrease of $6,321, or 2.5%. The decrease is primarily due to a decrease in outside development costs incurred in connection with the development of Gaxos Games, offset by an increase in outside development costs incurred in connection with the development of Gaxos Health and RNK Health platforms. We expect research and development expenses to increase in the future as development of Gaxos Games, Gaxos Health and RNK Health accelerates.

During the six months ended June 30, 2025 and 2024, we reported research and development fees of $464,009 and $431,670, respectively, an increase of $32,339, or 7.5%. The increase is primarily due to an increase in outside development costs incurred in connection with the development of Gaxos Health and RNK Health platforms, offset by a decrease in outside development costs incurred in connection with the development of Gaxos Games. We expect research and development expenses to increase in the future as development of Gaxos Games, Gaxos Health and RNK Health accelerates.

General and administrative expenses

For the three and six months ended June 30, 2025 and 2024, general and administrative expenses consisted of the following:

	For the Three Months ended June 30, 2025	For the Three Months ended June 30, 2024	For the Six Months ended June 30, 2025	For the Six Months ended June 30, 2024
Compensation and related benefit	$184,753	$153,578	$773,738	$517,062
Professional fees	125,956	285,673	358,847	560,361
Other general and administrative expenses	599,936	165,911	972,498	389,258
Total general and administrative expenses	$910,645	$605,162	$2,105,083	$1,466,691

Compensation and related benefits

During the three months ended June 30, 2025 and 2024, compensation and related benefits amounted to $184,753 and $153,578, respectively, an increase of $31,175, or 20.3%. The increase during the three months ended June 30, 2025 compared to the three months ended June 30, 2024 was primarily attributable to an increase in employee compensation and related benefits of $24,423 and an increase in stock-based compensation of $6,752 from accretion of stock option expense.

During the six months ended June 30, 2025 and 2024, compensation and related benefits amounted to $773,738 and $517,062, respectively, an increase of $256,676, or 49.6%. The increase during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily attributable to the increase in executive officer bonuses paid of $250,000 and an increase in stock-based compensation of $10,478 from accretion of stock option expense, offset by a decrease in employee compensation and related benefits of $3,802.

Professional fees

During the three months ended June 30, 2025 and 2024, we incurred professional fees of $125,956 and $285,673, respectively, a decrease of $159,717, or 55.9%, primarily attributable to a decrease in advisory fees of $102,200, a decrease in legal fees of $41,969, a decrease in accounting fees of $5,834, and a decrease in stock-based consulting fees attributable to the accretion of stock-based consulting fees related to issuance of stock options to consultants of $9,714

During the six months ended June 30, 2025 and 2024, we incurred professional fees of $358,847 and $560,361, respectively, a decrease of $201,514, or 36.0%, primarily attributable to a decrease in advisory fees of $181,695, a decrease in investor relations fees of $30,450 and a decrease in legal fees of $9,290, offset by an increase in accounting fees of $16,287, and an increase in stock-based consulting fees attributable to the accretion of stock-based consulting fees related to issuance of stock options to consultants of $3,634

Other general and administrative expenses

Other general and administrative expenses consist of advertising and marketing expenses, office expenses, insurance, listing fees, computer and interest expenses, travel expenses, amortization expense, and other general business expenses.

During the three months ended June 30, 2025 and 2024, we incurred other general and administrative expenses of $599,936 and $165,911, respectively, an increase of $434,025, or 261.6%. This increase was primarily attributable to an increase in advertising and marketing fees of $362,455 in connection with the marketing of our RNK Health services, an increase in amortization expense of $42,400, and an increase in other general and administrative expenses of $29,170.

During the six months ended June 30, 2025 and 2024, we incurred other general and administrative expenses of $972,498 and $389,258, respectively, an increase of $583,240, or 149.8%. This increase was primarily attributable to an increase in advertising and marketing fees of $504,749 in connection with the marketing of our RNK Health services, an increase in amortization expense of $63,466, and an increase in other general and administrative expenses of $15,025.

Loss from operations

During the three months ended June 30, 2025 and 2024, we reported a loss from operations of $982,694 and $854,503, respectively, an increase of $128,191, or 15.0%. The increase in loss from operations was due to an increase in general and administrative expenses, offset by a decrease in research and development expenses, and an increase in revenues as discussed above.

During the six months ended June 30, 2025 and 2024, we reported a loss from operations of $2,374,389 and $1,898,342, respectively, an increase of $476,047, or 25.1%. The increase in loss from operations was due to an increase in general and administrative expenses and an increase in research and development expenses, offset by an increase in revenues as discussed above.

Other income

During the three months ended June 30, 2025 and 2024, we reported other income of $158,122 and $45,265, respectively, which consisted of interest income and realized and unrealized gains on short-term investments.

During the six months ended June 30, 2025 and 2024, we reported other income of $317,755 and $176,959, respectively, which consisted of interest income and realized and unrealized gains on short-term investments.

Net loss and net loss attributable common shareholders

During the three months ended June 30, 2025 and 2024, our net loss amounted to $824,572 and $809,238, respectively, an increase of $15,334, or 1.9%. During the three months ended June 30, 2025 and 2024, we adjusted net loss for the net loss of subsidiary attributable to noncontrolling interest by $75,184 and $0, respectively Accordingly, during the three months ended June 30, 2025 and 2024, our net loss attributable to common shareholders was $749,388, or $0.11 per common share (basic and diluted) and $809,238, or $0.72 per common share (basic and diluted), respectively, a decrease of $59,850, or 7.4%.

During the six months ended June 30, 2025 and 2024, our net loss amounted to $2,056,634 and $1,721,383, respectively, an increase of $335,251, or 19.5%. During the six months ended June 30, 2025 and 2024, we adjusted net loss for the net loss of subsidiary attributable to noncontrolling interest by $115,446 and $0, respectively Accordingly, during the six months ended June 30, 2025 and 2024, our net loss attributable to common shareholders was $1,941,188, or $0.27 per common share (basic and diluted) and $1,721,383, or $1.60 per common share (basic and diluted), respectively, a decrease of $219,805, or 12.8%.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On June 30, 2025, we had a cash balance of $1,718,964, had short-term investments of $12,326,666, and had working capital of $13,992,440. During the six months ended June 30, 2025, we used net cash in operations of $2,014,345.

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

Cash Flows from Operating Activities

For the six months ended June 30, 2025, net cash used in operations was $2,014,345, which primarily resulted from our net loss of $2,056,634, adjusted for the add back of amortization expense of $86,311, stock-based compensation to employees and consultants of $63,353, and a realized and unrealized gain on short-term investments of $(22,665), and changes in operating asset and liabilities such as an increase in accounts receivable of $9,368, an increase in prepaid expenses and other current assets of $179,285, a decrease in accounts payable of $88,074, an increase in accrued expenses of $192,577, and a decrease in deferred revenues of $560.

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

Cash Flows from Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $10,664,790, which resulted from the purchase of short-term investments of $13,313,986 primarily consisting of corporate bonds and other equity securities, the purchase of software intangible assets of $500,000, and an increase in capitalized internal-use software development costs of $44,900, offset by proceeds received from the sale of short-term investments of $3,194,096.

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

Cash Flows from Financing Activities

For the six months ended June 30, 2025, we did not have any cash flows from financing activities.

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

Off-Balance Sheet Arrangements

For the six months ended June 30, 2025 and 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15 and 15d-15(e)) as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Out Medical Partner and their providers are subject to laws governing the provision of telehealth services and the delivery of professional healthcare services more broadly. For example, some states limit the modality through which telehealth services are delivered, such as requiring synchronous (i.e. “live”) communication or curtailing asynchronous (“store-and-forward”) communication for certain telehealth services (e.g. prescribing certain types of medications). Although we believe our contractual arrangement with the Medical Partner is structured to comply with laws governing the provision of telehealth services, these laws are evolving at a rapid pace and are subject to changing political, regulatory, and other influences. Due to the rapidly evolving regulatory climate, we cannot assure that our contractual arrangement, if challenged, will be deemed compliant, nor can we assure that a new or existing law will not be implemented, enforced, or changed, with little or no notice, in a manner that requires us to modify our business model at a material expense.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

GAXOS.AI INC.

Dated: August 13, 2025	By:	/s/ Vadim Mats
	Name:	Vadim Mats
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 13, 2025	By:	/s/ Steven Shorr
	Name:	Steven Shorr
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)