Form 10-K
period 2025-12-31
GAXOS.AI INC.
filed 2026-03-17
CIK 1895618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, based upon the closing price of $1.41 per share of common stock as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), was $9,729,823.

As of March 25, 2026, 10,219,934 shares of the registrant’s common stock, $0.0001 par value per share, were issued and outstanding.

Documents Incorporated by Reference: None.

GAXOS.AI INC.

Form 10-K

For the Fiscal Year Ended December 31, 2025

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

Risks Related to Our Business and Industry

●	We have a limited operating history and have only recently generated revenues;

●	We have not developed a strong customer base, and we have not generated sustainable revenue since inception. We cannot assure you that we ever will. We will incur significant losses in launching products and we may not realize sufficient subscriptions or profits in order to sustain our business;

●	We are dependent on the services of certain key management personnel, employees, and advisors. If we are unable to retain or motivate such individuals or hire qualified personnel, we may not be able to grow effectively;

●	Certain products that we offer are based on new and unproven technologies and is subject to the risks of failure inherent in the development of new products and services;

●	A slowdown or reduction in our sales in due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances

●	If we fail to add new users, or if our users engage less with our products, our business would be seriously harmed; and

●	Uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of the products we offer or intend to offer in the future.

Risks Related to Data Security

●	We rely on information systems to obtain, process, analyze, and manage data and to the extent IT systems are not successfully implemented or fail, our business and results of operations may be adversely affected.

●	In addition to the risks generally relating to the collection, use, retention, security and transfer of personal information, we are also subject to specific obligations relating to information considered sensitive under applicable laws, such as health data and biometric data.

●	Unauthorized access, use or disclosure of certain sensitive information in our possession or our failure to satisfy legal requirements, including requirements relating to safeguarding protected health information under the Health Insurance Portability and Accountability Act (“HIPAA”) or state data privacy laws could result in civil and criminal liability and regulatory action, which could result in potential fines and penalties, as well as costs relating to investigation of an incident or breach, corrective actions, required notifications to regulatory agencies and customers, credit monitoring services and other necessary expenses.

Risks Related to Information Technology Systems, Intellectual Property and Privacy Laws

●	We may not be able to adequately protect our proprietary technology, and our competitors may be able to offer similar products and services which would harm our competitive position;

●	Unauthorized breaches or failures in cybersecurity measures adopted by us and/or included in our products and services could have a material adverse effect on our business; and

●	We may be subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could adversely affect our business.

Risks Related to Regulatory Changes

●	We may be subject to stringent and changing laws, regulations, standards, and contractual obligations related to privacy, data protection, and data security. Our actual or perceived failure to comply with such obligations could adversely affect our business;

●	Current and future laws and regulations.

Risks Related to the Offering and Our Common Stock

●	We do not expect to pay dividends in the foreseeable future;

●	If our stock price fluctuates, you could lose a significant part of your investment;

●	The delisting of our securities by The Nasdaq Capital Market (“Nasdaq”); and

●	Exclusive forum provisions in our certificate of incorporation and bylaws.

ITEM 1. BUSINESS

Gaxos.AI is a technology company focused on reshaping the way people interact with artificial intelligence across everyday life and high-impact industries. More than a developer of applications, Gaxos.AI is building a portfolio of AI-powered solutions designed to make advanced technology more practical, accessible, and transformative. The company’s growing portfolio spans defense, health and wellness, entertainment, and productivity—bringing intelligent tools to markets where innovation can drive meaningful real-world outcomes.

Gaxos Labs

Gaxos Labs, launched in September 2024, is the Gaxos.AI product studio developing and launching AI applications across fast-moving sectors.

In September 2024, we launched a transformative generative AI service that empowers game developers and publishers. Key features of the product include AI-powered creativity that reduces creative asset development time from hours to minutes, enabling rapid prototyping and fast experimentation with different designs; monetization tools that allow publishers to offer AI-generated assets for player customization; seamless plug-and-play integration with Unity and Godot for effortless adoption into existing workflows; a flexible API that connects to any game development engine and supports builds for any platform, including mobile and PC; dynamic content generation through our User-Generated-AI-Content (UGAiC) feature, which lets gamers use AI in real time to create fresh experiences with every playthrough; and customized solutions ranging from personalized AI models for image and sound generation to expert consulting services tailored to the unique needs of each developer.

In May 2025, we launched UnGPT.ai, a new tool designed to enhance text generated by artificial intelligence, making it sound more natural and human-like. UnGPT features a real-time rewriting engine that transforms machine-generated content while preserving meaning and context. The tool employs a proprietary multi-pass transformation model that surpasses existing AI detection tools, addressing the growing demand for high-quality, undetectable output, especially in sensitive industries.

In August 2025, we launched Art-Gen.AI, an AI image and video creation platform that makes pro-grade content effortless for anyone, anywhere. Art-Gen combines state-of-the-art AI models from industry leaders including Google, Stability AI, and PixVerse with Gaxos’ proprietary enhancements to deliver unmatched creative speed, detail, and flexibility. With just a simple text prompt or reference image, users can instantly produce cinematic visuals, hyper-realistic imagery, or animated video content at a fraction of traditional production time and cost.,

In December 2025, we launched Bible Pray AI, a personalized, AI-powered spiritual growth platform designed to help users deepen faith, strengthen daily devotion, and apply scripture for greater peace, clarity, and purpose. Bible Pray AI represents our strategic expansion into the rapidly growing digital faith, mental wellness, and personal development economy, a sector supported by hundreds of millions of engaged global users seeking guided spiritual content, daily motivation, and community-based worship experiences.

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

RNK Health

On September 23, 2024, we formed a wholly-owned subsidiary, RNK Health LLC (“RNK Health”), to form a partnership and relationship with Nekwellness, LLC (“Nekwellness”) to engage in the business of marketing certain health-related products. On October 10, 2024, the Company, RNK Health and Nekwellness entered into an operating agreement with respect to the regulation and management of the affairs of RNK Health and, as of such date, the Company owns a 70% membership interest in RNK Health and Nekwellness owns a 30% membership interest in RNK Health. RNK Health is currently providing access to certain medications, supplements and other wellness products and services.

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

In 2023, we launched our own proprietary games that are simple and fun to play, and that offer gamers the ability to utilize AI to personalize their gaming experience as well as to mint their own affordable NFTs, with unique and exclusive features, that can be utilized across the network of games and platform that we intend to build. As of December 31, 2025, we have launched five games, Space Striker AI, Brawl Bots, BattleFleet AI, Jigsaw Puzzle AI and Gaxos AI Puzzle. Space Striker AI allows players to engage in a captivating storyline and exciting retro shooting space action in the players AI-generated spaceship. Players can fuse crystals to upgrade their ship parts to craft, clash and conquer the galaxy all within a dynamic free-to-play economy. Brawl Bots immerses users in high-octane battles in real time against other players, in solo play or teams. Each player gets to control their own exclusive Bot character, ensuring a personalized gaming experience. BattleFleet AI is a take on the classic Battleship game with AI elements that allow gamers to design their ships. Gaxos AI Puzzle and Jigsaw Puzzle AI lets gamers solve preloaded jigsaw puzzles as well as design and solve new jigsaw puzzles using AI.

Recent Updates

On March 2, 2026, the Company entered into a Membership Interest Purchase Agreement with America First Defense.AI LLC, a New Mexico limited liability company (“AFD”), pursuant to which the Company agreed to purchase, and AFD agreed to sell, 19.99% of AFD’s outstanding membership interests (the “Membership Interests”) for an aggregate purchase price of $2,900,000. The closing of the purchase occurred on March 5, 2026, subject to satisfaction of the conditions set forth in the Purchase Agreement.

Intellectual Property

Certain aspects of our business are dependent upon the creation, acquisition, use and protection of intellectual property. Some of this intellectual property is expected to be in the form of software code, patented technology, copyright, and trade secrets that we will use to develop our products. While we will develop our own intellectual property, we may also acquire and/or license other intellectual property which is owned by third parties.

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

We recognize that users of Gaxos Gaming, Gaxos Health, Gaxos Labs and RNK Health care deeply about how their personal information is collected, used and shared.

Users of Gaxos Gaming, Gaxos Health, Gaxos Labs, and RNK Health may be required to provide us with certain personal information such as their name, email address and phone number. We take commercially reasonable and appropriate measures to protect this personal information from accidental loss, misuse, and unauthorized access, disclosure, alteration, or destruction, taking into account the risks involved in processing and the nature of such data, and comply with applicable laws and regulations. We do not currently transfer any personal information to third-parties that do not act on our behalf, and we will not do so without users’ opt-in consent. Similarly, we do not currently collect sensitive personal information from users without opt-in consent. We may disclose personal information to certain types of third-party companies, but only to the extent needed to enable them to provide such services. The types of companies that may receive personal information and their functions are: marketing assistance, analytics and reporting, customer support, email and SMS delivery, cloud infrastructure, and systems monitoring. All such third parties function as our agents, performing services at our instruction and on our behalf pursuant to contracts which require them to provide at least the same level of privacy protection as is required by our Privacy Policy. In addition, we may be required to disclose personal information in response to lawful requests by public authorities, including for the purpose of meeting national security or law enforcement requirements. We may also disclose personal information to other third parties when compelled to do so by government authorities or required by law or regulation including, but not limited to, in response to court orders and subpoenas.

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

Competition

We operate in industries that are highly competitive and evolving. Specifically, our business faces intense competition in AI applications, gaming, supplements and peptide sales, gaming and other various products.

Gaxos Health will also operate in a competitive health and wellness landscape. Specifically, Gaxos Health faces intense competition from other companies catering to individuals that are seeking for ways to improve their longevity and health span. Certain competitors may expand their offering to include artificial intelligence and other proprietary methodologies that can further increase competition.

RNK Health operates in a competitive landscape and faces competition from similar companies that provide access to similar products such as NAD+ or Sermorelin.

Gaxos Gaming may face competition from other AI services that cater to game users and game developers. Further, our competition may become more intense if gaming industry leaders such as Sony, Nintendo, and Microsoft, all of whom have significant financial, technical and other resources, greater brand recognition and longer operating histories, decide to focus their efforts on AI-aspets of gaming.

Our ability to compete depends in large part on our continuous commitment to research and development, our ability to rapidly introduce new features and functionality, and to acquire users. We intend to work closely with our customers to continuously enhance the performance, functionality, usability, reliability and flexibility of our products.

Employees

As of March 15, 2026, we have a total of 3 full-time employees, We have established a network of external professionals and consultants to which we outsource various research and development and operational tasks in an effort to minimize administrative overhead. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

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

Because we have a limited history, it is difficult to evaluate our proposed business and future prospects, including our ability to plan for and model future growth. Our limited operating experience, combined with the rapidly evolving nature of the AI markets in which we operate, substantial uncertainty concerning how this market may develop, and other economic factors beyond our control reduce our ability to accurately forecast quarterly or annual revenue. Failure to manage our current and future growth effectively could have an adverse effect on our business, operating results, and financial condition. Our business should be considered in light of the risks, expenses, and difficulties that we have encountered to date and will continue to encounter.

We have not developed a strong customer base, and we have not generated sustainable revenue since inception. We cannot assure you that we ever will. We will incur significant losses in launching products and we may not realize sufficient subscriptions or profits in order to sustain our business.

We have not yet developed a strong customer base and we have not generated sustainable revenue since inception. We are subject to the substantial risk of failure facing businesses seeking to develop and commercialize new products and technologies. Maintaining and improving our platforms will require significant capital. We will also incur substantial accounting, legal, and other overhead costs as a public company. If our offerings to customers are unsuccessful, result in insufficient revenue, or result in us not being able to sustain revenue, we will be forced to reduce expenses, which may result in an inability to gain new customers.

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

While we generate operating revenues from the sale of our digital products, our operating revenues are not be sufficient to finance our operations including our marketing efforts. Accordingly, we will need to obtain additional financing to operate and fully implement our business plan and aggressive growth strategy. There can be no assurance that any additional financing will be available to us or, if available, that such financing will be on terms acceptable to us. If we obtain additional financing through the issuance of equity or convertible debt securities, it may be significantly dilutive to our shareholders and such additional equity or convertible debt securities may have rights, preferences, or privileges senior to those of our Common Stock. In addition, our ability to issue debt securities or to service any debt may also be limited by our inability to generate consistent cash flow. If additional financing is not available on acceptable terms, we may not be able to fund our on-going operations or any future expansion of our business, develop or enhance our products or services, or respond effectively to competitive pressures. The inability to raise additional capital in the future may force us to curtail future business opportunities or cease operations entirely.

If we are unable to obtain additional funding when needed, our business operations will be harmed, and if we do obtain additional financing, our then-existing shareholders may suffer substantial dilution.

As we take steps in the commercialization and marketing of our technologies, or respond to potential opportunities and/or adverse events, our working capital needs may change. We anticipate that if our cash and cash equivalents are insufficient to satisfy our liquidity requirements, we will require additional funding to sustain our ongoing operations and to continue our research and development activities. On January 26, 2026, we entered into the ATM Agreement with H. C. Wainwright and Co., LLC (“Wainwright”) under which we can offer and sell shares of our common stock having an aggregate sales price of up to $5,600,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-283758), including an accompanying base prospectus dated December 18, 2024 and prospectus supplements dated January 23, 2026 and February 4, 2026. Sales of shares of our common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions we may impose). We will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all, if needed. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to conduct business operations. If we are unable to obtain additional financing to finance a revised growth plan, we will likely be required to curtail such plans or cease our business operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

We have incurred significant losses and negative operating cash flow from inception and may continue to incur significant losses and negative operating cash flow into the future. In order to reach our business growth objectives, we expect to incur significant sales, marketing, software development and other operating costs, including costs associated with the expansion of our personnel. As a result, we will need to generate and grow our revenues significantly to achieve positive cash flow and profitability. There can be no assurance that we will be successful in generating and increasing our revenues or that we can achieve or maintain positive cash flow or profitability. On December 31, 2025, we had a cash balance of $840,499, had short-term investments of $11,345,187, and had working capital of $11,919,230. During the year ended December 31, 2025, we used net cash in operations of $3,853,757. Until such time that we implement our growth strategy, we expect to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. We believes that our existing working capital and cash on hand will provide sufficient cash to enable us to meet our operating needs and debt requirements for the next twelve months from the issuance date of this report.

We may utilize artificial intelligence, which exposes us to liability and affects our business.

We use, or may in the future use, artificial intelligence, generative artificial intelligence, machine learning and similar tools and technologies (collectively, “AI”) in connection with our business. The use of AI is still a relatively new and emerging technology, and the introduction and incorporation of AI may expose us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. For example, AI algorithms and machine learning methods may contain flaws, raising ethical and legal concerns, such as unintentional bias in credit decisions. Additionally, the complexity and fast-paced evolution of AI present significant challenges, especially as we compete with other companies in this space. We may not always succeed in identifying or resolving problems before they emerge. AI-related challenges, including potential government regulations, flaws, or other deficiencies, could further complicate our efforts and adversely affect our business.

The use of new and evolving technologies, such as artificial intelligence, in our business may result in spending material resources and presents risks and challenges that can impact our business including by posing security and other risks to our confidential and/or proprietary information, including personal information, and as a result we may be exposed to reputational harm and liability.

We may use and integrate artificial intelligence into our business processes, and this innovation presents risks and challenges that could affect its adoption, and therefore our business. The use of AI presents risks and challenges that could adversely affect our business and reputation, including cybersecurity, data privacy, IT, confidentiality, regulatory, legal, operational, competitive, reputational, intellectual property and other risks. Specifically, risks related to accuracy, bias, AI hallucinations, discrimination, harmful content, misinformation, fraud, scams, targeted attacks (including model poisoning or data poisoning), surveillance, data leakage, bias and inequality, environmental and other harms may flow from our development or use of AI technologies. For example, use of certain AI tools may increase the risk of unauthorized disclosure of confidential information, compromise of proprietary intellectual property, or inadvertent inclusion of third-party intellectual property or other protected material, which could result in disputes or claims of infringement.

Additionally, government and supranational regulation related to AI is evolving as new laws and regulations are implemented globally and could increase the operational cost of compliance, including through requirements related to transparency, accountability, risk management, human oversight, and data governance. We expect to see increasing regulation related to AI governance, use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the EU’s Artificial Intelligence Act (“AI Act”) - the world’s first comprehensive AI law -entered into force on August 1, 2024, with most important provisions scheduled to become effective on August 1, 2026. As currently enacted, the AI Act imposes significant obligations on providers and deployers of high-risk AI systems and general purpose AI models, and encourages providers and deployers of AI systems to account for EU ethical principles when developing and using AI technology. The scope of requirements depends on legal and risk determinations that rely on novel legal provisions that have not yet been fully interpreted by courts or regulators, and non-compliance can lead to significant fines.

In the U.S., the regulatory environment is complex and uncertain. Over the past year, states have advanced, and in some cases passed, dozens of laws focusing on AI governance and regulation, including deployment of AI in healthcare settings. At the Federal level, the current executive administration has endorsed a federal moratorium on the enforcement of state AI laws, including through a December 11, 2025, executive order on “Ensuring a National Policy Framework for Artificial Intelligence.” So far, these efforts have not been successful at curtailing state action on AI regulation, contributing to a complicated legislative patchwork, which may be litigated in state and federal courts. In addition, there is continued uncertainty regarding the application of existing federal and state legal frameworks to uses and development of AI, and legal norms and market standards regarding AI continue to evolve. For example, various federal and state regulators have issued guidance and focused enforcement efforts on the use of AI in regulated sectors. The FDA, for example, issued guidance on the use of artificial intelligence in medical devices, requiring detailed risk management and review processes to obtain approvals. The FDA has further issued, for example, draft guidance on the use of AI in regulatory decision-making for drug and biological products that centers on the context of use while establishing a credibility assessment framework for establishing and evaluating AI model outputs intended to support regulatory decision-making. If we develop or use AI systems that are governed by these laws or regulations, including as informed by regulatory guidance, we will need to meet higher standards of data quality, transparency, and human oversight, and we would need to adhere to specific, potentially burdensome and costly ethical, accountability, and administrative requirements. We may also be subject to significant enforcement or litigation in the event of any perceived non-compliance.

The rapid evolution of AI will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI tools into their offerings, and the providers of these AI tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving theft and misuse of personal information, confidential information and intellectual property. In addition, the use of generative AI models in our internal or third-party systems may create new attack surfaces or methods for adversaries, which could impact us and our vendors. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business, financial condition and results of operation.

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

The impact on our industry of the development and deployment of artificial intelligence in the workplace is unknown, and potential changes in work spaces and work patterns could impact order volume and adversely affect our business and financial results.

As companies of all sizes evaluate and deploy artificial intelligence technologies, our customers may begin to change or adapt their work patterns, workplace needs, and approach to workspace design and furniture procurement. The impact of end users’ integration of AI on our industry is unknown, and there can be no assurance that the use of AI will benefit our business or profitability. Further, we may face competition from other companies that are developing AI technologies to improve specification and procurement process, potentially including accelerated quoting, improved accuracy, targeted product selection, and vendor coordination. If we are unable to integrate AI to increase efficiency and reduce costs for our trade partners and end users, our business may be adversely affected.

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

Our business is subject to economic, market, public health, and geopolitical conditions which are beyond our control. The United States and other international economies have experienced cyclical downturns from time to time. Worsening economic conditions that negatively impact discretionary consumer spending and consumer demand, including inflation, slower growth, recession, and other macroeconomic conditions, including those resulting from public health outbreaks such as t pandemic and geopolitical issues could have a material adverse impact on our business and operating results.

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

Our Common Stock is publicly traded and listed on the Nasdaq Capital Market (“Nasdaq”) under the trading symbol “GXAI.” To maintain our listing, we must comply with the continued listing requirements of the Nasdaq Capital Market, which include a minimum bid price requirement of $1.00 per share. Nasdaq requires companies desiring to list their Common Stock to meet certain listing criteria including total number of shareholders, minimum stock price, total value of public float, and in some cases total shareholders’ equity and market capitalization. Our failure to meet such applicable listing criteria could prevent us from maintaining the listing of our Common Stock on Nasdaq. In the event we are unable to have our shares traded on Nasdaq, our Common Stock could potentially trade on the OTCQX or the OTCQB, each of which is generally considered less liquid and more volatile than Nasdaq. Our failure to maintain a listing on Nasdaq could make it more difficult for you to trade our shares, could prevent our Common Stock trading on a frequent and liquid basis and could result in the value of our Common Stock being less than it would be if we were able to list our shares on Nasdaq.

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

We cannot predict if investors will find our Common Stock less attractive because we may rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company, we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

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

Shareholders

As of March 15, 2026, we had 8 shareholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

Gaxos.AI is a technology company focused on reshaping the way people interact with artificial intelligence across everyday life and high-impact industries. More than a developer of applications, Gaxos.AI is building a portfolio of AI-powered solutions designed to make advanced technology more practical, accessible, and transformative. The company’s growing portfolio spans defense, health and wellness, entertainment, and productivity—bringing intelligent tools to markets where innovation can drive meaningful real-world outcomes.

Gaxos Labs

Gaxos Labs, launched in September 2024, is the Gaxos.AI product studio developing and launching AI applications across fast-moving sectors.

In September 2024, we launched a transformative generative AI service that empowers game developers and publishers. Key features of the product include AI-powered creativity that reduces creative asset development time from hours to minutes, enabling rapid prototyping and fast experimentation with different designs; monetization tools that allow publishers to offer AI-generated assets for player customization; seamless plug-and-play integration with Unity and Godot for effortless adoption into existing workflows; a flexible API that connects to any game development engine and supports builds for any platform, including mobile and PC; dynamic content generation through our User-Generated-AI-Content (UGAiC) feature, which lets gamers use AI in real time to create fresh experiences with every playthrough; and customized solutions ranging from personalized AI models for image and sound generation to expert consulting services tailored to the unique needs of each developer.

In May 2025, we launched UnGPT.ai, a new tool designed to enhance text generated by artificial intelligence, making it sound more natural and human-like. UnGPT features a real-time rewriting engine that transforms machine-generated content while preserving meaning and context. The tool employs a proprietary multi-pass transformation model that surpasses existing AI detection tools, addressing the growing demand for high-quality, undetectable output, especially in sensitive industries.

In August 2025, we launched Art-Gen.AI, an AI image and video creation platform that makes pro-grade content effortless for anyone, anywhere. Art-Gen combines state-of-the-art AI models from industry leaders including Google, Stability AI, and PixVerse with Gaxos’ proprietary enhancements to deliver unmatched creative speed, detail, and flexibility. With just a simple text prompt or reference image, users can instantly produce cinematic visuals, hyper-realistic imagery, or animated video content at a fraction of traditional production time and cost.,

In December 2025, we launched Bible Pray AI, a personalized, AI-powered spiritual growth platform designed to help users deepen faith, strengthen daily devotion, and apply scripture for greater peace, clarity, and purpose. Bible Pray AI represents our strategic expansion into the rapidly growing digital faith, mental wellness, and personal development economy, a sector supported by hundreds of millions of engaged global users seeking guided spiritual content, daily motivation, and community-based worship experiences.

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

RNK Health

On September 23, 2024, we formed a wholly-owned subsidiary, RNK Health LLC (“RNK Health”), to form a partnership and relationship with Nekwellness, LLC (“Nekwellness”) to engage in the business of marketing certain health-related products including peptides and supplements. On October 10, 2024, the Company, RNK Health and Nekwellness entered into an operating agreement with respect to the regulation and management of the affairs of RNK Health and, as of such date, the Company owns a 70% membership interest in RNK Health and Nekwellness owns a 30% membership interest in RNK Health. RNK Health is currently providing access to certain medications, supplements and other wellness products and services.

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

In 2023, we launched our own proprietary games that are simple and fun to play, and that offer gamers the ability to utilize AI to personalize their gaming experience as well as to mint their own affordable NFTs, with unique and exclusive features, that can be utilized across the network of games and platform that we intend to build. As of December 31, 2025, we have launched five games, Space Striker AI, Brawl Bots, BattleFleet AI, Jigsaw Puzzle AI and Gaxos AI Puzzle. Space Striker AI allows players to engage in a captivating storyline and exciting retro shooting space action in the players AI-generated spaceship. Players can fuse crystals to upgrade their ship parts to craft, clash and conquer the galaxy all within a dynamic free-to-play economy. Brawl Bots immerses users in high-octane battles in real time against other players, in solo play or teams. Each player gets to control their own exclusive Bot character, ensuring a personalized gaming experience. BattleFleet AI is a take on the classic Battleship game with AI elements that allow gamers to design their ships. Gaxos AI Puzzle and Jigsaw Puzzle AI lets gamers solve preloaded jigsaw puzzles as well as design and solve new jigsaw puzzles using AI.

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

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company generates revenues from the following sources:

●	The Company generates revenue from the sale of our in-game items to our customers. Revenue generated from such sales, primarily through the app stores, such as Google Play Store or Apple App Store, is recognized at a point in time, which is upon delivery of the in-game items to the customer, which is when the Company completes its sole performance obligation. Fees incurred by the Company, such as commissions to the app stores, are recognized in operating expenses.

●	The Company generates revenue from the sale of health coaching packages to its customers. Health coaching packages consist of a series of lab tests and personal health coaching sessions. Revenues generated from such sales are recognized at a point in time, which is upon the completion of lab testing and the utilization of health coaching sessions, which is when the Company completes its performance obligation. Any fees paid in advance by the customer are reflected as contract liabilities until such time as the performance obligation is completed. Fees incurred by the Company, such as the lab testing charges, are recognized in operating expenses.

●	Gaxos Labs sells subscriptions to its customers for the use of its software under a software as a service subscription model (“SaaS”), which allows game developers and publishers to create content using AI which reduce creative asset development time. The Company’s SaaS offerings are sold under a prepaid or postpaid, usage-based pricing system pursuant to a tiers model, allowing customers to choose the subscription level to be charged based upon their intended usage. The subscription tiers utilize declining prices as the volume grows. Under prepaid pay-as-you-go plans, revenues related to contracts that do not include a specified contract period are recognized over a period of time, which is upon usage by the customer and satisfaction of the Company’s performance obligation. These usage-based revenues are constrained to the amount the Company expects to be entitled to and receive in exchange for providing access to its platform. If professional services are deemed to be distinct, revenue is recognized over a period of time as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct. Fees incurred by the Company, such as the merchant fees are recognized in operating expenses.

●	In connection with RNK Health, the Company is generating revenues from providing non-clinical administrative services to support patient health. RNK Health has partnered with a third-party medical management company (the “Medical Partner”) that provides medication management and patient support care services via telehealth to patients located in all 50 states. The Medical Partner provides and makes available health care professionals to perform telehealth services within their respective scope of practice, provides and maintains applicable professional licensure, provides medication management services and provides RNK Health and patients access to the Medical Partner’s telehealth optimized technology platform. RNK Health provides services to patients to support the delivery of various medical services, including virtual rooming of patients, patient pathway advisory services, patient scheduling and interface connected to the Medical Partners central calendar, patient pathway monitoring and service, nonclinical patient customer service, care navigation service, software-based care optimization services, patient education services, patient intake system and data collection (the “Administrative Services”). The Company evaluates the presentation of revenue on a gross vs. net basis based on whether it acts as a principal by controlling the product or service sales to customers. The Company records these revenues on a net basis as an agent since Medical Partner is primarily responsible for fulfilling the contract with the customer, the Company does not have inventory risk before or after the goods have been ordered by a customer, during shipping, or on return, the Company’s consideration is in the form of a commission for its Administrative Services, and the Company is not exposed to credit risk for the amount receivable from a customer in exchange for the Medical Partner’s goods or services. The Medical Partner performs all medical management and patient support care services and the Medical Partner pays the Company its share of revenue. The Medical Partner has the right to refuse services to the Patient. The Company is obligated to fulfill the non-clinical administrative services and is reliant on the Medical Partner to accept the Patient, deliver all medication management and patient support services, and the collect and remit the Company’s commission to the Company. Revenues from non-clinical administrative services are recognized at a point of time, upon satisfaction of the performance obligation, which occurs when the non-clinical administrative services have been completed and collection of the fee is probable. RNK Health pays a monthly fee to the Medical Partner for access to the Medical Partners telehealth optimized technology platform, which is included in operating expenses on the accompanying consolidated statements of operations and comprehensive loss.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – ”Compensation–Stock Compensation”, which requires recognition in the financial statements of the cost of employee, non-employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award. The Company has elected to account for forfeitures as they occur. We recognize compensation costs resulting from the issuance of stock-based awards to employees, non-employees, and directors as an expense in the statements of operations over the requisite service period based on a measurement of fair value for each stock-based award. The fair value of each option granted is estimated as of the date of grant using the Black-Scholes-Merton option-pricing model, net of actual forfeitures. The fair value is amortized as compensation cost on a straight-line basis over the requisite service period of the awards, which is generally the vesting period. The Black-Scholes-Merton option-pricing model includes various assumptions, including the fair market value of our common stock, expected life of stock options, the expected volatility, and the expected risk-free interest rate, among others. These assumptions reflect our best estimates, but they involve inherent uncertainties based on market conditions generally outside of our control. As a result, if other assumptions had been used, stock-based compensation expense, as determined in accordance with authoritative guidance, could have been materially impacted. Furthermore, if we use different assumptions on future grants, stock-based compensation expense could be materially affected in future periods.

Capital Expenditures

We do not have any contractual obligations for ongoing capital expenditures at this time. We do, however, purchase equipment and software necessary to conduct our operations on an as needed basis.

Results of Operations

Comparison of Our Results of Operations for the Year Ended December 31, 2025 and 2024.

Revenues

During the year ended December 31, 2025, we generated revenues of $1,933,030 primarily from revenues generated through RNK Health for providing non-clinical services to support patient care of $1,509,886. Additionally, during the year ended December 31, 2025, we generated revenues of $1,124 from the sale of health coaching packages to our customers, revenue of $421,995 from subscription services from our Art-Gen.ai, unGPT,ai and Bible.ai applications, and revenue of $25 from in-app games items. Health coaching packages consist of a series of lab tests and personal health coaching sessions. During the year ended December 31, 2024, we generated revenue of $4,027 consisting of $3,952 from the sale of health coaching packages to our customers, revenue of $42 from subscription services, and revenue of $33 from in-app games items. Once we achieve a critical mass of users, we plan to offer new features and to charge fees in order to generate revenues from added features.

During the years ended December 31, 2025 and 2024, revenues consisted of the following:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Revenue from administrative services	$1,509,886	$-
Revenue from the sale of health coaching packages	1,124	3,952
Revenue from the sale of subscriptions	421,995	42
Revenue from sale of in-game items	25	33
Total revenues	$1,933,030	$4,027

Operating Expenses

During the year ended December 31, 2025 and 2024, we incurred operating expenses of $6,849,556 and $3,707,632, respectively, an increase of $3,141,924, or 84.7%. Operating expenses consisted of the following:

Research and development fees

We enter into agreements with third-party developers that require us to make payments for game and software development services upon reaching the application development stage. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game titles and AI software. During the preliminary project stage and prior to the application development stage of the product, we record any costs incurred by third-party developers as research and development expenses.

We capitalize all development and production service payments to third-party developers as internal-use software development costs and licenses once we reach the application development stage.

During the year ended December 31, 2025 and 2024, we reported research and development fees of $993,671 and $996,487, respectively, a decrease of $2,816, or 0.3%.

The decreases are primarily due to a decrease in outside development costs incurred in connection with the development of Gaxos Games, offset by an increase in outside development costs incurred in connection with the development of Gaxos Labs, Gaxos Health and RNK Health platforms. We expect research and development expenses to increase in the future as development of Gaxos Labs, Gaxos Health and RNK Health accelerates.

General and administrative expenses

For the years ended December 31, 2025 and 2024, general and administrative expenses consisted of the following:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Compensation and related benefit	$1,269,843	$872,899
Professional fees	722,136	946,200
Advertising and marketing	3,082,784	367,351
Other general and administrative expenses	781,122	524,695
Total general and administrative expenses	$5,855,885	$2,711,145

Compensation and related benefits

During the year ended December 31, 2025 and 2024, compensation and related benefits amounted to $1,269,843 and $872,899, respectively, an increase of $396,944, or 45.5%. The increase during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to the increase in executive officer bonuses paid of $250,000, an increase in stock-based compensation of $30,070 from accretion of stock option expense, and an increase in other employee compensation and related benefits of $116,874.

Professional fees

During the year ended December 31, 2025 and 2024, we incurred professional fees of $722,136 and $946,200, respectively, a decrease of $224,064, or 23.7%, primarily attributable to a decrease in advisory fees of $240,261, a decrease in legal fees of $39,999, and a decrease in stock-based consulting fees attributable to the accretion of stock-based consulting fees related to issuance of stock options to consultants of $12,621, offset by an increase in accounting fees of $23,546 and an increase in investor relations and recruiting fees of $45,271.

Advertising and marketing

During the year ended December 31, 2025 and 2024, advertising and marketing amounted to $3,082,784 and $367,351, respectively, an increase of $2,715,433, or 739.2%.

The increase during the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to an increase in advertising and marketing fees of $2,335,207 in connection with the marketing of our RNK Health services and an increase in advertising and marketing fees of $380,226 in connection with the marketing of our Gaxos Labs subscription services.

Other general and administrative expenses

Other general and administrative expenses consist of office expenses, insurance, listing fees, computer and interest expenses, travel expenses, amortization expense, lab service fees, and other general business expenses.

During the year ended December 31, 2025 and 2024, we incurred other general and administrative expenses of $781,122 and $524,695, respectively, an increase of $256,427, or 48.9%. This increase was primarily attributable to an increase in amortization expense of $152,256 and an increase in other general and administrative expenses of $104,171.

Loss from operations

During the years ended December 31, 2025 and 2024, we reported a loss from operations of $4,916,526 and $3,703,605, respectively, an increase of $1,212,921, or 32.7%. The increase in loss from operations was due to an increase in compensation and related benefits, an increase in advertising and marketing expense and an increase in general and administrative expenses, offset by a decrease in professional fees and an increase in revenues, as discussed above.

Other income

During the years ended December 31, 2025 and 2024, we reported other income, net of $634,279 and $279,322, respectively, which primarily consisted of interest income and realized and unrealized gains on short-term investments in both years.

Net loss and net loss attributable to common shareholders

During the years ended December 31, 2025 and 2024, our net loss amounted to $4,282,247 and $3,424,283, respectively, an increase of $857,964, or 25.1%. During the years ended December 31, 2025 and 2024, our net loss attributable to common shareholders amounted to $3,900,583, or a net loss per common share of $0.55 (basic and diluted) and $3,418,197, or a net loss per common share of $1.92 (basic and diluted), respectively, an increase of $482,386, or 14.1%.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2025, we had a cash balance of $840,799, had short-term investments of $11,345,187, and had working capital of $11,919,230. During the year ended December 31, 2025, we used net cash in operations of $3,853,757.

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

On January 26, 2026, we entered into the ATM Agreement with H. C. Wainwright and Co., LLV (“Wainwright”) under which the Company could offer and sell shares of its common stock having an aggregate sales price of up to $5,600,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-283758), including an accompanying base prospectus dated December 18, 2024 and prospectus supplements dated January 23, 2026 and February 4, 2026. Sales of shares of our common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from us (including any price, time or size limits or other parameters or conditions the Company may impose). We will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement.

From January 26, 2026 to March 5, 2026, we issued 3,096,481 shares of our common stock for net proceeds of approximately $5.4 million pursuant to the ATM Agreement.

Cash Flows from Operating Activities

For the year ended December 31, 2025, net cash used in operations was $3,853,757, which primarily resulted from our net loss of $4,282,247, adjusted for the add back of amortization expense of $204,698, stock-based compensation to employees and consultants of $136,891, a realized and unrealized gain on short-term investments of $51,992, and a realized loss on exchange of equity securities of $29,998, and changes in operating asset and liabilities such as an increase in accounts receivable of $76,247, an increase in prepaid expenses and other current assets of $93,940, a decrease in accounts payable of $68,686, an increase in accrued expenses of $218,840, and an increase in deferred revenues of $128,928.

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

Cash Flows from Investing Activities

For the year ended December 31, 2025, net cash used in investing activities was $9,703,543, which resulted from the purchase of short-term investments of $15,685,545 primarily consisting of corporate bonds and other equity securities, the purchase of software intangible assets of $500,000, an increase in capitalized internal-use software development costs of $83,050, and an increase in note receivable of $10,000, offset by proceeds received from the sale of short-term investments of $6,575,052.

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

Cash Flows from Financing Activities

For the year ended December 31, 2025, we did not have any cash flows from financing activities.

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

Off-Balance Sheet Arrangements

For the years ended December 31, 2025 and 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

Recently Issued Accounting Standards Not Yet Effective or Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We do not expect the adoption of this new guidance to have a material impact on our consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements are contained in pages F-1 through F-25, which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

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

As of December 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework - 2013. Based on this assessment, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on such criteria.

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

ITEM 9B. OTHER INFORMATION.

During our last fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names, positions and ages of our directors and executive officers as of the date of this annual report on Form 10-K.

Name	Age	Position(s)
Vadim Mats	41	Chief Executive Officer and Chairman
Steven A. Shorr	57	Chief Financial Officer
Adam Holzer	58	Director
Scott Grayson	67	Director
Roman Feldman	39	Director

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

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for the year ended December 31, 2025 and 2024, the compensation awarded to, paid to, or earned by, our Chief Executive Officer and Chief Financial Officer (collectively, the “named executive officers”):

●	Vadim Mats, Chief Executive Officer; and

●	Steven Shorr, Chief Financial Officer.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Vadim Mats,	2025	$415,385	$400,000	$0	$0	$0	$0	$0	$815,385
Chief Executive Officer	2024	$400,000	$150,000	$0	$0	$0	$0	$0	$550,000

Steven Shorr,	2025	$77,308	$0	$0	$0	$0	$0	$0	$77,308
Chief Financial Officer	2024	$60,000	$0	$0	$0	$0	$0	$0	$60,000

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Equity”.

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table sets forth information as options outstanding on December 31, 2025.

OPTION AWARDS
Name	Number of Securities Underlying Unexercised options (#) Exercisable	Number of Securities Underlying Unexercised Unearned Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or other Rights that have not Vested ($)
Vadim Mats	16,667	—	—	49.80	2/14/2033	—	—	—	—
Steven Shorr	2,083	—	—	49.80	2/14/2033	—	—	—	—

Director Compensation

The following table sets forth compensation paid, earned or awarded during 2025 to each of our directors, other than Vadim Mats, whose compensation is described above in the “2025 Summary Compensation Table”.

2025 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Adam Holzer	24,000	24,354	-	48,354
Alex Kisin(2)	4,000	-	-	4,000
Scott Grayson	24,000	24,354	-	48,354
Roman Feldman	20,000	24,354		44,354

(1)	As required by SEC rules, the amounts in this column reflect the grant date or modification date fair value as required by FASB ASC Topic 718. A discussion of the assumptions and methodologies used to calculate these amounts is contained in the notes to our financial statements under “Shareholders’ Deficit”. On April 14, 2025, the Company granted stock options to purchase an aggregate of 75,000 (25,000 stock options to each director) shares of the Company’s common stock at an exercise price of $1.11 per share to the Company’s board of directors pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was April 14, 2025 and the options expire on April 14, 2030. The options vest on the one-year anniversary of the stock option grant on April 14, 2026. The stock options were valued on the grant date at an aggregate fair value of $73,062 ($24,354 each) using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

(2)	Mr. Kisin resigned as director of the Company effective as of March 3, 2025.

Equity Award Grant Timing

We do not have a written policy in place regarding the timing of the grant and issuance of stock options in relation to the release of material non-public information. Historically, we have granted stock option awards on an annual basis and as may otherwise be deemed appropriate by our Board or compensation committee from time to time based on the facts and circumstances, as applicable. We have not intentionally timed the grant of stock options in anticipation of the release of material nonpublic information, nor have we intentionally timed the release of material nonpublic information based on stock option grant dates. During fiscal year 2025, we did not grant stock options (or similar awards) to any of our named executive officers during the period beginning four business days before and ending one business day after the filing of any Company periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Company Form 8-K that disclosed any material non-public information.

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

Steven Shorr Employment Agreement

On March 23, 2022, we entered into an employment agreement with Steven Shorr, (the “Shorr Employment Agreement”), pursuant to which he shall receive a base salary at the annual rate of $60,000 payable in equal installments in accordance with the Company’s standard payroll policies. Effective January 1, 2025, Mr. Shorr’s salary was increased to $75,000.

2022 Equity Incentive Plan

The following is a summary of the material features of our 2022 Equity Incentive Plan (the “2022 Plan”). This summary is qualified in its entirety by the full text of the 2022 Plan, a copy of which has been filed as an exhibit to the Company’s registration statement on Form S-1 filed on February 8, 2023.

Authorized Shares

On March 30, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved an initial 208,333 shares of common stock for issuance thereunder. The 2022 Plan was approved by shareholders on March 30, 2022. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. Pursuant to the 2022 Plan, there shall be annual increase in the number shares reserved under the 2022 Plan on the first day of each calendar year beginning with the first January 1 following the effective date of the 2022 Plan and ending with the last January 1 during the initial ten-year term of the 2022 Plan, equal to the lesser of (A) five percent (5%) of the Shares outstanding (on an as-converted basis, which shall include Shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for Shares, including without limitation, preferred stock, warrants and employee options to purchase any Shares) on the final day of the immediately preceding calendar year and (B) such lesser number of Shares as determined by the Board; provided, that, shares of Common Stock issued under the 2022 Plan with respect to an Exempt Award shall not count against such share limit. Accordingly, in June 2024, the number of shares reserved under the 2022 Plan increased by 95,304 to 303,637 reserved shares. On January 13, 2025, based on the 2022 Plan’s annual increase provisions, the number of shares reserved under the 2022 Plan increased by 250,000 to 553,637 reserved shares the Company On August 12, 2025, the shareholders of the Company approved an amendment to the 2022 Plan to increase the number of shares of common stock reserved for issuance thereunder to 803,637 shares from 553,637 shares. As of December 31, 2025, 564,553 shares remain issuable under the 2022 Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our Common Stock as of March 15, 2026 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock beneficially owned(2)	Percentage of shares beneficially owned
Directors and Named Executive Officers
Vadim Mats (3)	239,536	2.34%
Steven A. Shorr (4)	2,083	*
Adam Holzer (5)	28,750	*
Scott Grayson (5)	28,750	*
Roman Feldman (6)	25,000	*
All Directors and Officers as a group (5 persons)	324,119	3.17%

*	Represents beneficial ownership of less than 1%.

(1)	The address of each holder listed above, except as otherwise indicated, is 101 Eisenhower Parkway, Suite 300, Roseland, NJ, 07068.

(2)	Percent of beneficial ownership is based on 10,219,934 shares of Common Stock outstanding as of March 25, 2026. Beneficial ownership information has been determined in accordance with Rule 13d-3 under the Exchange Act. The information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option or warrant or upon vesting of RSUs or restricted stock or upon conversion of a convertible security) within 60 days of the date as of which the information is provided. In computing the percentage beneficial ownership of any person, the amount of shares is deemed to include the amount of shares beneficially owned by such person by reason of such acquisition rights. As a result, the percentage of outstanding shares of any person as shown in the table does not necessarily reflect the person’s actual voting power as of the date the information is provided, or any particular date.

(3)	Includes 16,667 shares of Common Stock subject to stock options that are exercisable within 60 days of March 15, 2026

(4)	Includes 2,083 shares of Common Stock subject to stock options that are exercisable within 60 days of March 15, 2026.

(5)	Includes 28,750 shares of Common Stock subject to stock options that are exercisable within 60 days of March 15, 2026.

(6)	Includes 25,000 shares of Common Stock subject to stock options that are exercisable within 60 days of March 15, 2026.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder	239,084	$9.27	564,553
Equity compensation plans not approved by security holder	-	-
Total	239,084	$9.27	564,553

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Except as described below and except for employment arrangements which are described under “Executive Compensation,” during the fiscal years ended December 31, 2025 and 2024, there have not been, nor are there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2025, and any of our directors, executive officers, holders of more than 5% of our Common Stock, or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

Independence of the Board of Directors

Our board of directors undertook a review of the independence of our directors and considered whether any director has a relationship with us that could compromise that director’s ability to exercise independent judgment in carrying out that director’s responsibilities. Our board of directors has affirmatively determined that Adam Holzer, Scott Grayson, and Roman Feldman are each an “independent director,” as defined under Nasdaq rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by Salberg & Company, P.A. as described below:

	2025	2024
Audit Fees(1)	$77,000	$67,000
Audit Related Fees(2)	$7,200	$11,000
Tax Fees	$-	$-
All Other Fees	$-	$-
Total	$84,200	$78,000

(1)	Audit Fees are paid for professional services rendered for the audit of the Company’s annual financial statements and reviews of the Company’s unaudited condensed financial statements.

(2)	Audit-related fees may consist of fees billed by our independent registered public accounting firm for audit-related consulting services related to registration statements.

Pre-Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended December 31, 2025 and 2024 all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

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

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Title of Document
2.1	Plan of Conversion dated February 24, 2024 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 4, 2025.)
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Form S-1/A Filed on February 8, 2023).
3.2	Certificate of Conversion (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 4, 2025.)
3.3	Certificate of Incorporation (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A Filed on February 8, 2023).
3.4	Certificate of Amendment to Articles of Incorporation dated March 6, 2024 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 11, 2024.)
3.5	Bylaws (Incorporated by reference to Exhibit 3.3 to the Company’s Form S-1/A filed on February 8, 2023).
3.6	Second Amendment to the Certificate of Incorporation of Gaxos.ai Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 10, 2024.)
3.7	Amendment to the Bylaws of Gaxos.ai Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 10, 2024.)
3.8	Third Amendment to the Certificate of Incorporation of Gaxos.ai Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 11, 2024.)
3.9	Articles of Conversion filed with the Nevada Secretary of State on February 28, 2025 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 4, 2025.)
3.10	Certificate of Conversion filed with the Delaware Secretary of State on February 28, 2025 (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on March 4, 2025.)
3.11	Articles of Incorporation of Gaxos.ai Inc., a Nevada corporation (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on March 4, 2025)
3.12	Bylaws of Gaxos.ai Inc., a Nevada corporation (Incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on Mach 4, 2025.)
4.1	Description of the Registrant’s Securities. (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 28, 2025.)
4.2	Form of Underwriting Agreement (Incorporated by reference to Exhibit 1.1 to the Company’s S-1/A filed on February 8, 2023).
4.3	Form of Representatives Warrant (Incorporated by reference to Exhibit 4.4 to the Company’s Form S-1/A filed on February 8, 2023).
4.4	Form of Stock Certificate (Incorporated by reference to Exhibit 4.2 to the Company’s Form S-1/A filed on February 8, 2023.)
4.5	Form of Subscription Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Form S-1/A filed on February 8, 2023.)
4.6	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 19, 2024.)
4.7	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 19, 2024.)
4.8	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 30, 2024.)
4.9	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 30, 2024.)

4.10	Form of New Series B Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 23, 2024.)
4.11	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 23, 2024.)
4.12	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 20, 2024.)
4.13	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 20, 2024.)
4.14	Form of Warrant (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed December 30, 2024.)
4.15	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed December 30, 2024.)
10.1+	Executive Employment Agreement dated February 17, 2023, by and between the Company and Vadim Mats (Incorporated by reference to Exhibit 10.1 to the Company Current Report on Form 8-K filed on February 17, 2023.)
10.2+	Employment Agreement dated March 23, 2022, by and between the Company and Steven Shorr (Incorporated by reference to Exhibit 10.2 to the Company’s Form S-1/A filed on February 8, 2023.)
10.3+	2022 Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s S-1/A filed on February 8, 2023.)
10.4#	Software and License Agreement dated August 29, 2022, by and between the Company and Columbia University (Incorporated by reference to Exhibit 10.4 to the Company’s S-1/A filed on February 8, 2023.)
10.5	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 15, 2024.)
10.6	Form of Registration Rights Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 15, 2024.)
10.7	Letter of Termination, dated August 1, 2023, between the Company and The Trustees of Columbia University in the City of New York (Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2023.)
10.8	Form of Inducement Letter (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 23, 2024.)
10.9	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2024.)
10.10	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2024.)
10.11	At the Market Offering Agreement by and between the Company and H.C. Wainwright & Co., LLC dated January 23, 2026 (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on January 26, 2026.)
10.12	Membership Interest Purchase Agreement by and between America First Defense.AI LLC and Gaxos.ai Inc. dated as of March 2, 2026 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2026.)
16.1	Letter from D. Brooks and Associates CPAs, P.A. dated June 20, 2023 (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on June 22, 2023.)
19.1	Gaxos.ai Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on March 28, 2025.)
21.1	Subsidiaries of the Registrant (Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 28, 2025.)
23.1*	Consent of Independent Registered Public Accounting Firm – Salberg & Company PA
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Gaxos.ai Inc. Clawback Policy (Incorporated by reference to Exhibit 97.1 on the Company’s Annual Report on Form 10-K filed on March 27, 2024.)
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2025 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

+	Indicates a management contract or any compensatory plan, contract or arrangement.

#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of March 2026.

GAXOS AI INC.

/s/ Vadim Mats
Vadim Mats
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Steven Shorr
Steven Shorr
Chief Financial Officer
(Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Vadim Mats as his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Vadim Mats	Chief Executive Officer and Director	March 17, 2026
Vadim Mats	(Principal Executive Officer)

/s/ Steven Shorr	Chief Financial Officer	March 17, 2026
Steven Shorr	(Principal Financial and Accounting Officer)

/s/ Adam Holzer	Director	March 17, 2026
Adam Holzer

/s/ Scott Grayson	Director	March 17, 2026
Scott Grayson

/s/ Roman Feldman	Director	March 17, 2026
Roman Feldman

GAXOS.AI INC. AND SUBSIDIARY

 CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

GAXOS.AI INC. AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Gaxos.AI Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gaxos.AI Inc. and Subsidiary (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Boca Raton, Florida

March 17, 2026

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024

ASSETS
CURRENT ASSETS:
Cash	$840,799	$14,398,099
Short-term investments, at fair value	11,345,187	2,167,419
Investment in equity securities, at fair value	180,000	199,998
Accounts receivable	76,247	-
Prepaid expenses and other current assets	157,586	63,609

Total Current Assets	12,599,819	16,829,125

LONG-TERM ASSETS:
Property and equipment, net	103,393	70,374
Intangible assets, net	718,333	125,000
Digital currencies	-	37

Total Long-Term Assets	821,726	195,411

TOTAL ASSETS	$13,421,545	$17,024,536

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$270,105	$338,791
Accrued expenses	280,430	61,590
Deferred revenue	130,054	1,126

Total Current Liabilities	680,589	401,507

Total Liabilities	680,589	401,507

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock; par value $0.0001; 5,000,000 shares authorized; No shares issued and outstanding on December 31, 2025 and 2024	-	-
Common stock; par value $0.0001: 50,000,000 shares authorized; 7,123,453 and 6,923,453 shares issued and outstanding on December 31, 2025 and 2024, respectively	712	692
Additional paid-in capital	25,801,322	25,416,451
Accumulated other comprehensive income	26,976	11,693
Accumulated deficit	(12,700,304)	(8,799,721)

Total Gaxos.AI Stockholders’ Equity	13,128,706	16,629,115
Noncontrolling interest	(387,750)	(6,086)

Total Stockholders’ Equity	12,740,956	16,623,029

Total Liabilities and Stockholders’ Equity	$13,421,545	$17,024,536

See accompanying notes to consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
	2025	2024

REVENUES	$1,933,030	$4,027

OPERATING EXPENSES:
Research and development	993,671	996,487
Selling, general and administrative	5,855,885	2,711,145

Total Operating Expenses	6,849,556	3,707,632

LOSS FROM OPERATIONS	(4,916,526)	(3,703,605)

OTHER INCOME (LOSS):
Interest income	612,285	157,557
Unrealized gain on short-term investments	21,945	-
Realized gain on short-term investments	30,047	121,765
Realized loss on exchange of equity securities	(29,998)	-

Total other income, net	634,279	279,322

NET LOSS	(4,282,247)	(3,424,283)

Net loss of subsidiary attributable to noncontrolling interest	381,664	6,086

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,900,583)	$(3,418,197)

COMPREHENSIVE LOSS:
Net loss	$(4,282,247)	$(3,424,283)

Other comprehensive income:
Unrealized gain (loss) on short-term debt investments	15,283	(84,092)

Comprehensive loss	$(4,266,964)	$(3,508,375)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic and diluted	$(0.55)	$(1.92)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	7,093,316	1,777,451

See accompanying notes to consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity

Balance, December 31, 2023	-	$-	988,368	$99	$8,711,550	$95,785	$(5,381,524)	$-	$3,425,910

Common shares and warrants issued for cash, net	-	-	2,903,946	290	8,208,481	-	-	-	8,208,771

Sale of pre-funded warrants for cash	-	-	-	-	2,897,924	-	-	-	2,897,924

Common shares issued for warrants exercise for cash	-	-	1,256,734	126	2,663,468	-	-	-	2,663,594

Common shares issued for exercise of March 2024 Common Warrants for cash under warrants inducement offer, net	-	-	1,256,734	125	2,834,718	-	-	-	2,834,843

Common shares issued for Pre-funded warrant exercises	-	-	520,367	53	468	-	-	-	521

Purchase and cancellation of treasury stock	-	-	(6,846)	(1)	(19,601)	-	-	-	(19,602)

Accretion of stock option expense	-	-	-	-	119,443	-	-	-	119,443

Rounding shares from reverse split	-	-	4,150	-	-	-	-	-	-

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(84,092)	-	-	(84,092)

Net loss	-	-	-	-	-	-	(3,418,197)	(6,086)	(3,424,283)

Balance, December 31, 2024	-	-	6,923,453	692	25,416,451	11,693	(8,799,721)	(6,086)	16,623,029

Common shares issued for intangible asset	-	-	200,000	20	247,980	-	-	-	248,000

Accretion of stock option expense	-	-	-	-	136,891	-	-	-	136,891

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	15,283	-	-	15,283

Net loss	-	-	-	-	-	-	(3,900,583)	(381,664)	(4,282,247)

Balance, December 31, 2025	-	$-	7,123,453	$712	$25,801,322	$26,976	$(12,700,304)	$(387,750)	$12,740,956

See accompanying notes to consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,282,247)	$(3,424,283)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	204,698	52,442
Stock-based compensation	136,891	119,443
Realized gain on short-term investments	(30,047)	(121,765)
Unrealized gain on short-term investments	(21,945)	-
Realized loss on exchange of equity securities	29,998	-
Non-cash transaction fees	-	764
Change in operating assets and liabilities:
Accounts receivable	(76,247)	8
Prepaid expenses and other current assets	(93,940)	(38,477)
Accounts payable	(68,686)	122,909
Accrued expenses	218,840	7,436
Deferred revenue	128,928	1,126

NET CASH USED IN OPERATING ACTIVITIES	(3,853,757)	(3,280,397)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(15,685,545)	(3,547,262)
Purchase of equity securities	-	(199,998)
Proceeds from sale of short-term investments	6,575,052	4,010,205
Increase in note receivable	(10,000)	-
Increase in capitalized internal-use software development costs	(83,050)	(45,210)
Purchase of intangible asset	(500,000)	(150,000)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(9,703,543)	67,735

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock units	-	8,208,771
Proceeds from exercise of pre-funded warrants	-	521
Proceeds from sale of pre-funded warrants	-	2,897,924
Proceeds from exercise of warrants	-	2,663,594
Proceeds from induced exercise of warrants	-	2,834,843
Purchase and cancellation of treasury shares	-	(19,602)

NET CASH PROVIDED BY FINANCING ACTIVITIES	-	16,586,051

NET (DECREASE) INCREASE IN CASH	(13,557,300)	13,373,389

CASH, beginning of year	14,398,099	1,024,710

CASH, end of year	$840,799	$14,398,099

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on short-term investments	$63,761	$(84,092)
Common stock issued for intangible asset	$248,000	$-
Exchange of note receivable into investment in equity securities	$10,000	$-
Reclassification of digital currencies to prepaid expenses and other current assets	$37	$-

See accompanying notes to consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

December 31, 2025 and 2024

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

Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On December 31, 2025, the Company had a cash balance of $840,499, had short-term investments of $11,345,187, and had working capital of $11,919,230. During the year ended December 31, 2025, the Company used net cash in operations of $3,853,757. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. The Company believes that its existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying consolidated financial statements include the valuation of investments, valuation of note receivable, valuation of intangible assets and other long-lived assets, the estimate of the sales returns reserve liability, the valuation of common shares issued to purchase intangible assets, estimates of deferred tax valuation allowances and the fair value of stock options issued for services.

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

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$11,345,187	$-	$-	$2,167,419	$-	$-
Equity securities	$-	$-	$180,000	$-	$-	$199,998

The Company’s short-term investments are level 1 measurements and are based on the quoted fair value on each date.

Investment in Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in equity securities, at fair value for the periods presented:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Balance, beginning of year	$199,998	$-
Additions	190,000	199,998
Sale of RPM Interactive	(180,000)	-
Realized loss on sale of RPM Interactive	(29,998)	-
Balance, end of year	$180,000	$199,998

On December 31, 2024, equity securities, at fair value, consisted of 666,660 shares of common equity securities of one entity, RPM Interactive, Inc., a security without a readily determinable fair value. On May 16, 2024, the Company purchased 666,660 common shares of RPM Interactive, Inc. for $199,998. On December 10, 2025, the Company exchanged a $10,000 note receivable into an additional 100,000 shares of RPM Interactive valued at $10,000. On December 12, 2025 (the “Exchange Date”), the Company exchanged its 766,660 shares of RPM Interactive for 402.45 shares of Avalon Globocare Corp’s (“Avalon”) Series E preferred shares valued at $180,000, valued on the Exchange Date and as of December 31, 2025 using a dribble out model using assumptions such as Avalon’s trading volume, sale restrictions, marketability discount and capitalization rate.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of December 31, 2025 and 2024.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On December 31, 2025, the Company had approximately $439,000 of cash in excess of FDIC limits of $250,000.

Accounts and note receivable

The Company follows ASC 326, “Financial Instruments - Credit Losses” and recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical credit loss experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The credit loss expense associated with the allowance for doubtful accounts related to accounts and notes receivable is recognized in general and administrative expenses. As of December 31, 2025 and 2024, accounts receivable amounted to $76,247 and $0, respectively. As of December 31, 2025 and 2024, note receivable amounted to $0 and $0, respectively. For the years ended December 31, 2025 and 2024, the Company did not recognize any credit losses.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

Short-Term Investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised of rated U.S. government securities, and corporate bonds with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. The debt securities are classified as current assets in the consolidated balance sheets and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) on the consolidated balance sheets and as a component of the consolidated statements of comprehensive loss. The Company also invests in exchange-traded and closed end equity securities. The equity securities are classified as current assets in the consolidated balance sheets and recorded at fair value, with unrealized gains or losses included in other income (expense) on the consolidated statement of operation and comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and comprehensive loss.

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

The Company recorded $15,283 and $(84,092) of unrealized gain (loss) on short-term debt investments as a component of other comprehensive loss for the years ended December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company recognized a realized gain on sale of short-term equity investments of $30,047 and $121,765, respectively. During the years ended December 31, 2025 and 2024, the Company recognized an unrealized gain on short-term equity investments of $21,945 and $0, respectively.

Investment in Equity Securities, at Fair Value

Equity investments are carried at fair value with unrealized gains or losses which are recorded as net unrealized gain (loss) on equity investments in the accompanying consolidated statement of operations and comprehensive loss. Realized gains and losses are determined on a specific identification basis which is recorded in earnings or loss as a net realized gain (loss) on equity investments in the consolidated statement of operations and comprehensive loss. The Company reviews investments in equity securities, at fair value, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. During the years ended December 31, 2025 and 2024, the Company recognized a realized loss on investments in equity securities of $29,998 and $0, respectively.

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles - Goodwill and Other Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. As of December 31, 2025, the Company’s digital currencies consisted of 52.78 units of Polygon (MATIC), an Ethereum token valued at $19, which is included in prepaid expenses and other current assets on the accompanying consolidated balance sheet.. As of December 31, 2024, the Company’s digital currencies consisted of 52.78 units of Polygon (MATIC), an Ethereum token valued at $37.

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

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

In accordance with ASU Topic 606 - Revenue from Contracts with Customers, the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company generates or plans to generate revenue from the following sources:

●	The Company generates revenue from the sale of our in-game items to our customers. Revenue generated from such sales, primarily through the app stores, such as Google Play Store or Apple App Store, is recognized at a point in time, which is upon delivery of the in-game items to the customer, which is when the Company completes its sole performance obligation. Fees incurred by the Company, such as commissions to the app stores, are recognized in operating expenses.

●	The Company generates revenue from the sale of health coaching packages to its customers. Health coaching packages consist of a series of lab tests and personal health coaching sessions. Revenues generated from such sales are recognized at a point in time, which is upon the completion of lab testing and the utilization of health coaching sessions, which is when the Company completes its performance obligation. Any fees paid in advance by the customer are reflected as contract liabilities until such time as the performance obligation is completed. Fees incurred by the Company, such as the lab testing charges, are recognized in operating expenses.

●	Gaxos Labs sells subscriptions to its customers for the use of its software under a software as a service subscription model (“SaaS”), which allows game developers and publishers to create content using AI which reduce creative asset development time. The Company’s SaaS offerings are sold under a prepaid or postpaid, usage-based pricing system pursuant to a tiers model, allowing customers to choose the subscription level to be charged based upon their intended usage. The subscription tiers utilize declining prices as the volume grows. Under prepaid pay-as-you-go plans, revenues related to contracts that do not include a specified contract period are recognized over a period of time, which is upon usage by the customer and satisfaction of the Company’s performance obligation. If professional services are deemed to be distinct, revenue is recognized over a period of time as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct. Fees incurred by the Company, such as the merchant fees are recognized in operating expenses.

●	In connection with RNK Health, the Company is generating revenues from providing non-clinical administrative services to support patient health. RNK Health has partnered with a third-party medical management company (the “Medical Partner”) that provides medication management and patient support care services via telehealth to patients located in all 50 states. The Medical Partner provides and makes available health care professionals to perform telehealth services within their respective scope of practice, provides and maintains applicable professional licensure, provides medication management services and provides RNK Health and patients access to the Medical Partner’s telehealth optimized technology platform. RNK Health provides services to patients to support the delivery of various medical services, including virtual rooming of patients, patient pathway advisory services, patient scheduling and interface connected to the Medical Partners central calendar, patient pathway monitoring and service, nonclinical patient customer service, care navigation service, software-based care optimization services, patient education services, patient intake system and data collection (the “Administrative Services”). The Company evaluates the presentation of revenue on a gross vs. net basis based on whether it acts as a principal by controlling the product or service sales to customers. The Company records these revenues on a net basis as an agent since Medical Partner is primarily responsible for fulfilling the contract with the customer, the Company does not have inventory risk before or after the goods have been ordered by a customer, during shipping, or on return, the Company’s consideration is in the form of a commission for its Administrative Services, and the Company is not exposed to credit risk for the amount receivable from a customer in exchange for the Medical Partner’s goods or services. The Medical Partner performs all medical management and patient support care services and the Medical Partner pays the Company its share of revenue. The Medical Partner has the right to refuse services to the Patient. The Company is obligated to fulfill the non-clinical administrative services and is reliant on the Medical Partner to accept the Patient, deliver all medication management and patient support services, and the collect and remit the Company’s commission to the Company. Revenues from non-clinical administrative services are recognized at a point in time, upon satisfaction of the performance obligation, which occurs when the non-clinical administrative services have been completed and collection of the fee is probable. RNK Health pays a monthly fee to the Medical Partner for access to the Medical Partners telehealth optimized technology platform, which is included in operating expenses on the accompanying consolidated statements of operations and comprehensive loss.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

●	The Company plans to generate revenue from advertising fees paid by game advertisers, developers, hardware companies, or other strategic partners to the Company for promotion on our platform. Revenues from these fees will be recognized ratably over the agreed-upon advertising service period and upon delivery of agreed-upon advertising services, which constitutes satisfaction of the performance obligation. During the years ended December 31, 2025 and 2024, the Company did not generate revenues from advertising fees.

●	The Company plans to generate royalty revenues when a third party sells one of our NFTs on a third-party platform. We will recognize royalty revenue when it is probable that we will collect the royalty fee owed which is typically when we receive notification from the third-party platform that an NFT has been sold, which constitutes satisfaction of the performance obligation. In the instance where the Company will receive royalty payments when a customer disposes of an in-game NFT in the secondary market on a third-party platform or any other payment that is not in fiat currency, the Company will recognize the revenue in accordance with ASC 606-10-32-21, “Noncash Consideration”. The fair value of the non-cash consideration received shall be determined by using the quoted price for such non-cash consideration on the date of the transaction. During the years ended December 31, 2025 and 2024, the Company did not generate revenues from royalties.

During the years ended December 31, 2025 and 2024, revenues consisted of the following:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Revenue from administrative services	$1,509,886	$-
Revenue from the sale of health coaching packages	1,124	3,952
Revenue from the sale of subscriptions	421,995	42
Revenue from sale of in-game items	25	33
Total revenues	$1,933,030	$4,027

For RNK Health, revenue refunds and credits are recorded as a reduction to revenues, and a reserve liability is included in accrued expenses on the accompanying consolidated statement of operations and comprehensive loss. As of December 31, 2025 and 2024, the reserve liability amounted to $15,667 and $0, respectively.

For the years ended December 31, 2025 and 2024, deferred revenue activity consisted of the following:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Balance – beginning of year	$1,126	$-
Additions	130,054	1,126
Recognized as revenue	(1,126)	-
Balance – end of year	$130,054	$1,126

During the year ended December 31, 2025, $1,126 of the deferred revenue as of December 31, 2024 was recognized into revenues. Deferred revenue as of December 31, 2025 of $130,054 is expected to be realized during 2026.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as labor and outside development costs, software license fees, materials, and other allocated costs incurred.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

During the years ended December 31, 2025 and 2024, the following common stock equivalents were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

	December 31,
	2025	2024
Common stock equivalents:
Warrants	4,509,259	4,509,259
Stock options	239,084	64,084
Total	4,748,343	4,573,343

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

Segment Reporting

The Company operates as a single operating segment technology-based company that is developing applications aimed at redefining the way we utilize artificial intelligence (“AI”) to optimize the user experience. In accordance with ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated balance sheets and consolidated statements of operations and notes to consolidated financial statements.

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

December 31, 2025 and 2024

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 – SHORT-TERM INVESTMENTS AND INVESTMENT IN EQUITY SECURITIES

Short-Term Investments

On December 31, 2025, the Company’s short-term investments consisted of the following:

	Cost	Unrealized Gain	Fair Value
Corporate bonds	$10,903,573	$26,976	$10,930,549
Exchange-traded and closed end equity funds	392,693	21,945	414,638
Total short-term investments	$11,296,266	$48,921	$11,345,187

On December 31, 2024, the Company’s short-term investments consisted of the following:

	Cost	Unrealized Gain	Fair Value
US Treasury bills	$2,155,726	$11,693	$2,167,419
Total short-term investments	$2,155,726	$11,693	$2,167,419

During the year ended December 31, 2025 and 2024, gain or loss on short-term investments consisted of the following:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Proceeds from the sale of short-term investments	$6,575,052	$4,010,205
Cost of short-term investments	(6,545,005)	(3,888,440)
Realized gain on short-term investments	$30,047	$121,765

Investment in Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in equity securities, at fair value for the periods presented:

	Year Ended December 31,	Year Ended December 31,
	2025	2024
Balance, beginning of year	$199,998	$-
Additions	190,000	199,998
Sale of RPM Interactive	(180,000)
Realized loss on sale of RPM Interactive	(29,998)
Balance, end of year	$180,000	$199,998

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

On December 31, 2024, equity securities, at fair value, consisted of 666,660 shares of common equity securities of one entity, RPM Interactive, Inc., a security without a readily determinable fair value. On May 16, 2024, the Company purchased 666,660 common shares of RPM Interactive, Inc. for $199,998. On December 10, 2025, the Company exchanged a $10,000 note receivable into an additional 100,000 shares of RPM Interactive valued at $10,000. On December 12, 2025 (the “Exchange Date”), the Company exchanged its 766,660 shares of RPM Interactive for 402.45 shares of Avalon’s Series E preferred shares valued at $180,000, valued on the Exchange Date and as of December 31, 2025 using a dribble out model using assumptions such as Avalon’s trading volume, sale restrictions, marketability discount and capitalization rate.

NOTE 4 – NOTE RECEIVABLE

On September 17, 2025, the Company made an investment of $10,000 into RPM Interactive, Inc. (“RPM”). In exchange for the investment, RPM issued to the Company a promissory note (the “RPM Note”) dated September 17, 2025 (the “Issuance Date”) in the original principal amount of $10,000. The RPM Note bears interest at the rate of 7.0% per annum and matures on September 17, 2026 (the “Maturity Date”). Interest on the outstanding principal sum of the RPM Note commences accruing on the Issuance Date and is computed on the basis of a 365-day year and the actual number of days elapsed and shall be payable on the Maturity Date. RPM may prepay the RPM Note at any time without penalty. On December 10, 2025, the Company exchanged the $10,000 note receivable into an additional 100,000 shares of RPM Interactive. As of December 31, 2025, note receivable amounted to $0.

NOTE 5 – PROPERTY AND EQUIPMENT

On December 31, 2025 and 2024, property and equipment consisted of the following:

	Useful life	December 31, 2025	December 31, 2024
Capitalized internal-use software development costs	3 years	$185,231	$102,181
Less: accumulated amortization		(81,838)	(31,807)
		$103,393	$70,374

For the years ended December 31, 2025 and 2024, amortization of capitalized internal-use software development costs amounted to $50,031 and $27,442, respectively.

NOTE 6 – INTANGIBLE ASSETS

On December 31, 2025 and 2024, intangible assets consisted of the following:

	Useful life	December 31, 2025	December 31, 2024
License	5 years	$150,000	$150,000
Acquired internal-use software	5 years	748,000	-
Subtotal		898,000	150,000
Less: accumulated amortization		(179,667)	(25,000)
Intangible assets, net		$718,333	$125,000

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

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

For the years ended December 31, 2025 and 2024, amortization of intangible assets amounted to $154,667 and $25,000, respectively, which is based on an estimated useful life of 5 years and includes amortization expense related to the License Agreement.

Amortization of the intangible asset attributable to future periods is as follows:

Year ending December 31:	Amount
2026	$179,600
2027	179,600
2028	179,600
2029	154,600
2030	24,933
$718,333

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of December 31, 2025 and 2024, no preferred shares have been designated and no preferred shares were issued and outstanding.

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

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

On September 20, 2024, in connection with the inducement offer agreement, with the Holder of the March 2024 Common Warrants, the Holder exercised the March 2024 Common Warrants for cash at a reduced exercise price of $2.58 per share resulting in net proceeds to the Company of approximately $2,834,843 as discussed above. In 2024, in connection with such exercise, the Company issued 1,256,734 Common Shares upon the exercise of the March 2024 Common Warrants.

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

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

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

The net proceeds from the Offerings amounted to $4,449,055, after deducting Placement Agent fees and offering expenses of $550,950 paid by the Company, which includes $500,950 discussed below plus $50,000 in legal fees. The Company is using the net proceeds from the Offering for general corporate purposes, which may include working capital and capital expenditures.

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

December 31, 2025 and 2024

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

The Company is using the net proceeds from the Offerings for general corporate purposes, which may include working capital and capital expenditures.

Common Stock Issued for Pre-Funded Warrant Exercises

In June and July 2024, the Company issued an aggregate of 520,367 common shares in connection with the exercise of 520,367 pre-funded warrants for net proceeds of $521.

Common Stock Issued for Warrant Exercise

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

Warrant activity for the years ended December 31, 2025 and 2024 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	11,245	$54.78	4.13	-
Granted	7,531,849	3.11	-	-
Exercised	(3,033,835)	2.58	-	-
Balance Outstanding, December 31, 2024	4,509,259	3.14	3.57	301,616
Granted	-	-	-	-
Balance Outstanding, December 31, 2025	4,509,259	3.14	2.57	-
Exercisable, December 31, 2025	4,509,259	$3.14	2.57	$-

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

2022 Equity Incentive Plan

On March 30, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved an initial 208,333 shares of common stock for issuance thereunder. The 2022 Plan was approved by shareholders on March 30, 2022. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. Pursuant to the 2022 Plan, there shall be annual increase in the number shares reserved under the 2022 Plan on the first day of each calendar year beginning with the first January 1 following the effective date of the 2022 Plan and ending with the last January 1 during the initial ten-year term of the 2022 Plan, equal to the lesser of (A) five percent (5%) of the Shares outstanding (on an as-converted basis, which shall include Shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for Shares, including without limitation, preferred stock, warrants and employee options to purchase any Shares) on the final day of the immediately preceding calendar year and (B) such lesser number of Shares as determined by the Board; provided, that, shares of Common Stock issued under the 2022 Plan with respect to an Exempt Award shall not count against such share limit. Accordingly, in June 2024, the number of shares reserved under the 2022 Plan increased by 95,304 to 303,637 reserved shares. On January 13, 2025, based on the 2022 Plan’s annual increase provisions, the number of shares reserved under the 2022 Plan increased by 250,000 to 553,637 reserved shares the Company On August 12, 2025, the shareholders of the Company approved an amendment to the 2022 Plan to increase the number of shares of common stock reserved for issuance thereunder to 803,637 shares from 553,637 shares. As of December 31, 2025, 564,553 shares remain issuable under the 2022 Plan.

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

On December 2, 2025, the Company granted stock options to purchase an aggregate of 100,000 shares of the Company’s common stock at an exercise price of $1.24 per share to the Company’s consultants pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was December 2, 2025 and the options expire on December 2, 2030. The options vest quarterly over one year. The stock options were valued on the grant date at an aggregate fair value of $104,068 using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Dividend rate	—	—%
Term (in years)	3.0 years	3.0 to 6.0 years %
Volatility	158.6% to 167.3%	168.9 to 184.6%
Risk—free interest rate	3.54% to 3.87%	4.07% to 4.56%

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

During the years ended December 31, 2025 and 2024, the Company recognized total stock-based expenses related to stock options of $136,891 and $119,443, respectively, which have been reflected in general and administrative expenses on the consolidated statements of operations and comprehensive loss. As of December 31, 2025, a balance of $136,245 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.87 year.

Stock option activity during the years ended December 31, 2025 and 2024 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2023	38,334	$49.80	8.49	$
Granted	25,750	3.90
Balance Outstanding, December 31, 2024	64,084	31.35	7.76		3,080
Granted	175,000	1.18	-		-
Balance Outstanding, December 31, 2025	239,084	$9.27	5.22		$-
Exercisable, December 31, 2025	61,042	$32.58	6.68		$-

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

NOTE 9 – INCOME TAXES

The Company accounts for income tax using the liability method prescribed by ASC 740, “Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The deferred tax asset on December 31, 2025 and 2024 consists of net operating loss carryforwards and the deferred tax asset on December 31, 2024 includes mandatory capitalization of research and development cost for tax purposes pursuant to Section 174, as revised by the Tax Cuts and Jobs Act (“TCJA”). The TCJA amended Section 174 relating to the federal tax treatment of research or experimental expenditures paid or incurred during the taxable year. The new Section 174 rules required taxpayers to capitalize and amortize specified research and experimental expenditures, including software development, over a period of five years (attributable to domestic research) or 15 years (attributable to foreign research).

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

On July 4, 2025, OBBBA was enacted, which included among other provisions the restoration of immediate expensing of domestic research and experimental (“R&E”) expenditures under Section 174. Pursuant to the OBBBA’s transition rules, the Company elected to expense all unamortized domestic R&E costs previously capitalized between 2022 and 2024. As the Company maintains a valuation allowance against its net deferred tax assets, including NOLs, this election resulted in no change to tax expense for the year ended December 31, 2025.

Net deferred tax assets has been fully offset by a valuation allowance because of the uncertainty of the attainment of future taxable income.

As of December 31, 2025 and 2024, components of deferred tax assets and liabilities are as follows:

	December 31, 2025	December 31, 2024
Net operating loss carryforward	$2,607,616	$1,407,458
Research and development	506,973	618,007
Total deferred tax assets	3,114,589	2,025,465
Valuation allowance	(3,114,589)	(2,025,465)
Net Deferred Tax Assets	$-	$-

A reconciliation of the effective tax rate with the statutory Federal income tax rate was as follows for the years ended December 31, 2025 and 2024:

	For the Year ended December 31, 2025 ($)	For the Year ended December 31, 2025 (%)	For the Year ended December 31, 2024 ($)	For the Year ended December 31, 2024 (%)
Federal tax benefit at statutory rate	$(988,490)	(21.0)%	$(516,812)	(21.0)%
State tax benefit, net of Federal tax benefit	(241,709)	(5.1)%	(126,373)	(5.1)%
Non-deductible expenses	30,041	0.7%	31,216	0.9%
Change in valuation allowance	1,200,158	25.4%	611,969	25.2%
Effective tax rate	$-	0%	$-	0%

As of December 31, 2025, the Company had approximately $9,977,488 in net operating loss carry forwards for federal income tax purposes of which $5,385,337 may be carried forward indefinitely subject to annual usage limitations of 80% of taxable income. Generally, these can be carried forward and applied against future taxable income at the tax rate applicable at that time. The Company is currently using a 26.135% effective tax rate for its projected available net operating loss carry-forward.

In accordance with FASB ASC 740 “Income Taxes”, valuation allowances are provided against deferred tax assets, if based on the weight of available evidence, some or all of the deferred tax assets may or will not be realized. The Company has evaluated its ability to realize some or all of the deferred tax assets on its balance sheet for the coming year and has established a valuation allowance in the amount of $3,114,589 as of December 31, 2025 due to the uncertainty of generating taxable income. The valuation allowance increased in 2025 by $1,089,124.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2025, 2024 and 2023 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

GAXOS.AI INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025 and 2024

NOTE 10 – SUBSEQUENT EVENTS

On January 26, 2026, the Company entered into the At The Market Offering Agreement (“ATM Agreement”) with H. C. Wainwright and Co., LLV (“Wainwright”) under which the Company could offer and sell shares of its common stock having an aggregate sales price of up to $5,600,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-283758), including an accompanying base prospectus dated December 18, 2024 and prospectus supplements dated January 23, 2026 and February 4, 2026. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. From January 26. 2026 to March 5, 2026, the Company issued 3,096,481 shares of its common stock for gross proceeds of approximately $5.6 million and received net proceeds of approximately $5.4 million pursuant to the ATM Agreement.

On March 2, 2026, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with America First Defense.AI LLC, a New Mexico limited liability company (“AFD”), pursuant to which the Company agreed to purchase, and AFD agreed to sell, 19.99% of AFD’s outstanding membership interests (the “Membership Interests”) for an aggregate purchase price of $2,900,000. The closing of the purchase (the “Closing”) occurred on March 4, 2026 and the Company paid the purchase price. Within five calendar days following the Closing, AFD is required to deliver the Membership Interests to the Company. The Purchase Agreement contains customary representations, warranties and covenants of the parties, including provisions regarding the private offering nature of the transaction. The Membership Interests have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or under applicable state securities laws, and are being issued and sold in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. The Purchase Agreement also includes restrictions on transfer of the Membership Interests, including that any transfer must be made in accordance with applicable law and AFD’s operating agreement.