Form 10-Q
period 2026-03-31
GAXOS.AI INC.
filed 2026-05-14
CIK 1895618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 13, 2026, there were 7,123,453  shares of common stock, par value $0.0001 per share, issued and outstanding.

GAXOS.AI INC.
FORM 10-Q
MARCH 31, 2026

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to the Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Because the risk factors referred to on page 4 of our Annual Report on Form 10-K for the year ended December 31, 2025 could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,513,550	$840,799
Short-term investments, at fair value	10,195,791	11,345,187
Investment in equity securities, at fair value	106,000	180,000
Accounts receivable	80,498	76,247
Prepaid expenses and other current assets	261,051	157,586

Total Current Assets	12,156,890	12,599,819

LONG-TERM ASSETS:
Property and equipment, net	90,386	103,393
Intangible assets, net	673,433	718,333
Investment in cost method investee	2,900,000	-

Total Long-Term Assets	3,663,819	821,726

TOTAL ASSETS	$15,820,709	$13,421,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$228,043	$270,105
Accrued expenses	98,958	280,430
Deferred revenue	242,307	130,054

Total Current Liabilities	569,308	680,589

Total Liabilities	569,308	680,589

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock; par value $0.0001; 5,000,000 shares authorized; No shares issued and outstanding on March 31, 2026 and December 31, 2025	-	-
Common stock; par value $0.0001: 50,000,000 shares authorized; 10,219,934 and 7,123,453 shares issued and outstanding on March 31, 2026 and December 31, 2025, respectively	1,022	712
Additional paid-in capital	31,170,787	25,801,322
Accumulated other comprehensive income	(358,108)	26,976
Accumulated deficit	(14,872,829)	(12,700,304)

Total Gaxos.AI Stockholders’ Equity	15,940,872	13,128,706
Noncontrolling interest	(689,471)	(387,750)

Total Stockholders’ Equity	15,251,401	12,740,956

Total Liabilities and Stockholders’ Equity	$15,820,709	$13,421,545

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

REVENUES	$1,809,367	$23,732

OPERATING EXPENSES:
Research and development	446,422	220,989
Selling, general and administrative	3,910,067	1,194,438

Total Operating Expenses	4,356,489	1,415,427

LOSS FROM OPERATIONS	(2,547,122)	(1,391,695)

OTHER INCOME (LOSS):
Interest income	158,110	148,188
Unrealized loss on short-term investments	(21,945)	-
Unrealized loss on equity securities	(74,000)	-
Realized gain on short-term investments	10,711	11,445

Total other income, net	72,876	159,633

NET LOSS	(2,474,246)	(1,232,062)

Net loss of subsidiary attributable to noncontrolling interest	301,721	40,262

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,172,525)	$(1,191,800)

COMPREHENSIVE LOSS:
Net loss	$(2,474,246)	$(1,232,062)

Other comprehensive income:
Unrealized loss on short-term debt investments	(385,084)	(69,040)

Comprehensive loss	$(2,859,330)	$(1,301,102)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic and diluted	$(0.25)	$(0.17)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic and diluted	8,649,012	7,001,231

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity

Balance, December 31, 2025	-	$-	7,123,453	$712	$25,801,322	$26,976	$(12,700,304)	$(387,750)	$12,740,956

Common shares issued for cash, net	-	-	3,096,481	310	5,315,599	-	-	-	5,315,909

Accretion of stock option expense	-	-	-	-	53,866	-	-	-	53,866

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(385,084)	-	-	(385,084)

Net loss	-	-	-	-	-	-	(2,172,525)	(301,721)	(2,474,246)

Balance, March 31, 2026	-	$-	10,219,934	$1,022	$31,170,787	$(358,108)	$(14,872,829)	$(689,471)	$15,251,401

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity

Balance, December 31, 2024	-	-	6,923,453	692	25,416,451	11,693	(8,799,721)	(6,086)	16,623,029

Common shares issued for intangible asset	-	-	200,000	20	247,980	-	-	-	248,000

Accretion of stock option expense	-	-	-	-	32,880	-	-	-	32,880

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(69,040)	-	-	(69,040)

Net loss	-	-	-	-	-	-	(1,191,800)	(40,262)	(1,232,062)

Balance, March 31, 2025	-	$-	7,123,453	$712	$25,697,311	$(57,347)	$(9,991,521)	$(46,348)	$15,602,807

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,474,246)	$(1,232,062)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	60,557	29,749
Stock-based compensation	53,866	32,880
Realized gain on short-term investments	(10,711)	(11,445)
Unrealized loss on short-term investments	21,945	-
Unrealized loss on equity securities	74,000	-
Change in operating assets and liabilities:
Accounts receivable	(4,251)	(4,871)
Prepaid expenses and other current assets	(103,465)	(210,977)
Accounts payable	(42,062)	(17,118)
Accrued expenses	(181,472)	117,481
Deferred revenue	112,253	(1,122)

NET CASH USED IN OPERATING ACTIVITIES	(2,493,586)	(1,297,485)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(6,028,373)	(12,171,293)
Proceeds from sale of short-term investments	6,781,451	2,164,819
Cash paid for investment in cost method investee	(2,900,000)	-
Increase in capitalized internal-use software development costs	(2,650)	(22,800)
Purchase of intangible asset	-	(500,000)

NET CASH USED IN INVESTING ACTIVITIES	(2,149,572)	(10,529,274)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock unit	5,315,909	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,315,909	-

NET INCREASE (DECREASE) IN CASH	672,751	(11,826,759)

CASH, beginning of period	840,799	14,398,099

CASH, end of period	$1,513,550	$2,571,340

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on short-term investments	$385,084	$69,040
Common stock issued for intangible asset	$-	$248,000

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Gaxos.ai Inc. (the “Company”) was incorporated in the state of Wyoming on October 27, 2021 (“Inception”). On March 30, 2022, the Company reincorporated to the State of Delaware pursuant to a Plan of Conversion approved by the Board of Directors and a majority of the shareholders. At the Company’s annual meeting on December 27, 2024, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation for the reincorporation of the Company from The State of Delaware to the State of Nevada, which occurred on March 3, 2025. On January 5, 2024, the Company changed its name from The NFT Gaming Company, Inc. to Gaxos.ai Inc. The Company is a technology-based company that is developing applications aimed at redefining the way we utilize artificial intelligence (“AI”) to optimize the user experience. The Company’s flagship product is Gaxos Labs, which develops and launches AI applications across fast-moving sectors. Gaxos Labs’ team works in rapid development cycles to prototype, refine with real-world users, and scale into impactful products. The Company also operates a gaming platform called “Gaxos Gaming” (the “Platform” or “Gaxos Gaming”), created with a vision to develop, design, acquire, and manage conventional games and to combine these games with unconventional game mechanisms, such as the ability for gamers and developers to utilize artificial intelligence to create and design in-game features, as well as to mint unique in-game features, such as skins, characters, weapons, gear, levels, and virtual lands, in the form of non-fungible tokens, or “NFTs,” that will allow users to have unique experiences and more control over in-game assets. Recently, we began to develop a new initiative, Gaxos Health, which is dedicated to revolutionizing personal health and wellness by developing a suite of innovative AI-powered health optimization solutions. In September 2024, the Company launched Gaxos Gaming Labs, a transformative generative AI service that empowers game developers and publishers. Key features of the product include the reduction of creative asset development time from hours to minutes, transforming artistic visions into reality with ease.

On September 23, 2024, the Company formed a subsidiary, RNK Health, LLC (“RNK Health”), a company incorporated under the laws of the State of Delaware as a limited liability company. RNK Health was formed in order to form a partnership and potential relationship with Nekwellness to engage in the proposed business of marketing certain products. On October 10, 2024, the Company, RNK Health, and Nekwellness entered into a one-year RNK Health operating agreement (the “Operating Agreement”), which automatically renews annually, for the regulation and management of the affairs of RNK Health. On October 10, 2024, the Company, the sole member of RNK Health, admitted Nekwellness as a member of RNK Health and accordingly, Nekwellness was granted a 30% membership interest in RNK Health, as full consideration for their services under the Operating Agreement, with the Company reduced to a 70% membership interest. RNK Health provides access to certain medications, supplements and other wellness products and services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant account policies of the Company is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and the notes are the representation of the Company’s management, who are responsible for their integrity and objectivity.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) for interim financial information and with the instructions Article 8-03 of Regulation S-X. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. Certain information and note disclosure normally included in financial statements prepared in accordance with U.S. GAAP has been condensed or omitted from these consolidated statements pursuant to such accounting principles and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements. Management acknowledges its responsibility for the preparation of the accompanying unaudited consolidated financial statements which reflect all adjustments, consisting of normal recurring and non-recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented. These unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to the consolidated financial statements for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2026.

The accompanying unaudited consolidated financial statements have been prepared on the basis of continuity of operations, realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

The Company’s unaudited consolidated financial statements include the accounts of the parent entity, Gaxos.AI, Inc. and RNK Health, which is a majority-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

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

Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2026, the Company had a cash balance of $1,513,550, had short-term investments of $10,195,791, and had working capital of $11,587,582. During the three months ended March 31, 2026, the Company used net cash in operations of $2,493,586. Until such time that the Company implements its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. The Company believes that its existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the valuation of investments, valuation of intangible assets and other long-lived assets, the estimate of the sales returns reserve liability, the valuation of common shares issued to purchase intangible assets, estimates of deferred tax valuation allowances and the fair value of stock options issued for services.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$10,195,791	$-	$-	$11,345,187	$-	$-
Equity securities	$-	$-	$106,000	$-	$-	$180,000

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

The Company’s short-term investments are level 1 measurements and are based on the quoted fair value on each date.

Investment in Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in equity securities, at fair value for the periods presented:

	Three Months Ended March 31,	Three Months Ended March 31,
	2026	2025
Balance, beginning of period	$180,000	$199,998
Unrealized loss on equity securities	(74,000)	-
Balance, end of period	$106,000	$199,998

On March 31, 2025, equity securities, at fair value, consisted of 666,660 shares of common equity securities of one entity, RPM Interactive, Inc., a security without a readily determinable fair value. On May 16, 2024, the Company purchased 666,660 common shares of RPM Interactive, Inc. for $199,998. On December 10, 2025, the Company exchanged a $10,000 note receivable into an additional 100,000 shares of RPM Interactive valued at $10,000. On December 12, 2025 (the “Exchange Date”), the Company exchanged its 766,660 shares of RPM Interactive for 402.45 shares of Avalon Globocare Corp’s (“Avalon”) Series E preferred shares valued at $106,000 and $180,000, as of March 31, 2026 and December 31, 2025, respectively, using a dribble out model using assumptions such as Avalon’s trading volume, sale restrictions, marketability discount and capitalization rate.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of March 31, 2026 and December 31, 2025.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On March 31, 2026, the Company had approximately $901,000 of cash in excess of FDIC limits of $250,000.

Accounts receivable

The Company follows ASC 326, “Financial Instruments - Credit Losses” and recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical credit loss experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The credit loss expense associated with the allowance for doubtful accounts related to accounts receivable is recognized in general and administrative expenses. As of March 31, 2026 and December 31, 2025, accounts receivable amounted to $80,498 and $76,247, respectively. For the three months ended March 31, 2026 and 2025, the Company did not recognize any credit losses.

Short-Term Investments

The Company’s portfolio of short-term investments consists of marketable debt securities which are comprised of corporate bonds with maturities of more than three months, but less than one year. The Company classifies these as available-for-sale at purchase date and will reevaluate such designation at each period end date. The Company may sell these marketable debt securities prior to their stated maturities depending upon changing liquidity requirements. The debt securities are classified as current assets in the consolidated balance sheets and recorded at fair value, with unrealized gains or losses included in accumulated other comprehensive income (loss) on the consolidated balance sheets and as a component of the consolidated statements of comprehensive loss. The Company also invests in exchange-traded and closed end equity securities. The equity securities are classified as current assets in the consolidated balance sheets and recorded at fair value, with unrealized gains or losses included in other income (expense) on the consolidated statement of operation and comprehensive loss. Gains and losses are recognized when realized. Gains and losses are determined using the specific identification method and are reported in other income (expense), net in the consolidated statements of operations and comprehensive loss.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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

The Company recorded $385,084 and $69,040 of unrealized loss on short-term debt investments as a component of other comprehensive loss for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized a realized gain on sale of short-term equity investments of $10,711 and $11,445, respectively. During the three months ended March 31, 2026 and 2025, the Company recognized an unrealized loss on short-term equity investments of $21,945 and $0, respectively.

Investment in Equity Securities, at Fair Value

Equity investments are carried at fair value with unrealized gains or losses which are recorded as net unrealized gain (loss) on equity investments in the accompanying consolidated statement of operations and comprehensive loss. Realized gains and losses are determined on a specific identification basis which is recorded in earnings or loss as a net realized gain (loss) on equity investments in the unaudited consolidated statement of operations and comprehensive loss. The Company reviews investments in equity securities, at fair value, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. During the three months ended March 31, 2026 and 2025, the Company recognized an unrealized loss on investments in equity securities of $74,000 and $0, respectively.

Investment in Cost Method Investee

The Company accounts for its interest in an entity where the Company has virtually no influence over operating and financial policies under the cost method of accounting. In such cases, the Company’s original investment is recorded at the cost to acquire the interest and any distributions received are recorded as income. This investment is subject to the Company’s impairment review policy. The Company reviews investment in cost method investee for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Accounting for Digital Currencies and Other Digital Assets

The Company accounts for digital currencies and other digital assets as indefinite-lived intangible assets and accounts for them at historical cost in accordance with ASC 350, Intangibles - Goodwill and Other Indefinite-lived intangible assets are not subject to amortization but rather evaluated for impairment annually and more frequently, if events or circumstances change that indicate that it is more likely than not that the asset is impaired (i.e., if an impairment indicator exists). As a result, the Company only recognizes decreases in the value of its digital currencies and other digital assets, and any increase in value will be recognized only upon disposition. The Company plans to dispose of cryptocurrency received as a form of payment into fiat currency and anticipates ownership of cryptocurrency to be minimal. As of March 31, 2026 and December 31, 2025, the Company’s digital currencies consisted of 52.78 units of Polygon (MATIC), an Ethereum token valued at $19 and $19, respectively, which is included in prepaid expenses and other current assets on the accompanying unaudited consolidated balance sheets.

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
March 31, 2026
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

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

●	The Company generates revenue from the sale of health coaching packages to its customers. Health coaching packages consist of a series of lab tests and personal health coaching sessions. Revenues generated from such sales are recognized at a point in time, which is upon the completion of lab testing and the utilization of health coaching sessions, which is when the Company completes its performance obligation. Any fees paid in advance by the customer are reflected as contract liabilities until such time as the performance obligation is completed. Fees incurred by the Company, such as the lab testing charges, are recognized in operating expenses.

●	Gaxos Labs sells subscriptions to its customers for the use of its software under a software as a service subscription model (“SaaS”), which allows game developers and publishers to create content using AI which reduce creative asset development time. The Company’s SaaS offerings are sold under a prepaid or postpaid, usage-based pricing system pursuant to a tiers model, allowing customers to choose the subscription level to be charged based upon their intended usage. The subscription tiers utilize declining prices as the volume grows. Under prepaid pay-as-you-go plans, revenues related to contracts that do not include a specified contract period are recognized over a period of time, which is upon usage by the customer and satisfaction of the Company’s performance obligation. If professional services are deemed to be distinct, revenue is recognized over a period of time as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct. Fees incurred by the Company, such as the merchant fees are recognized in operating expenses.

●	In connection with RNK Health, the Company is generating revenues from providing non-clinical administrative services to support patient health. RNK Health has partnered with a third-party medical management company (the “Medical Partner”) that provides medication management and patient support care services via telehealth to patients located in all 50 states. The Medical Partner provides and makes available health care professionals to perform telehealth services within their respective scope of practice, provides and maintains applicable professional licensure, provides medication management services and provides RNK Health and patients access to the Medical Partner’s telehealth optimized technology platform. RNK Health provides services to patients to support the delivery of various medical services, including virtual rooming of patients, patient pathway advisory services, patient scheduling and interface connected to the Medical Partners central calendar, patient pathway monitoring and service, nonclinical patient customer service, care navigation service, software-based care optimization services, patient education services, patient intake system and data collection (the “Administrative Services”). The Company evaluates the presentation of revenue on a gross vs. net basis based on whether it acts as a principal by controlling the product or service sales to customers. The Company records these revenues on a net basis as an agent since Medical Partner is primarily responsible for fulfilling the contract with the customer, the Company does not have inventory risk before or after the goods have been ordered by a customer, during shipping, or on return, the Company’s consideration is in the form of a commission for its Administrative Services, and the Company is not exposed to credit risk for the amount receivable from a customer in exchange for the Medical Partner’s goods or services. The Medical Partner performs all medical management and patient support care services and the Medical Partner pays the Company its share of revenue. The Medical Partner has the right to refuse services to the Patient. The Company is obligated to fulfill the non-clinical administrative services and is reliant on the Medical Partner to accept the Patient, deliver all medication management and patient support services, and the collect and remit the Company’s commission to the Company. Revenues from non-clinical administrative services are recognized at a point in time, upon satisfaction of the performance obligation, which occurs when the non-clinical administrative services have been completed and collection of the fee is probable. RNK Health pays a monthly fee to the Medical Partner for access to the Medical Partners telehealth optimized technology platform, which is included in operating expenses on the accompanying consolidated statements of operations and comprehensive loss.

●	The Company plans to generate revenue from advertising fees paid by game advertisers, developers, hardware companies, or other strategic partners to the Company for promotion on our platform. Revenues from these fees will be recognized ratably over the agreed-upon advertising service period and upon delivery of agreed-upon advertising services, which constitutes satisfaction of the performance obligation. During the three months ended March 31, 2026 and 2025, the Company did not generate revenues from advertising fees.

●	The Company plans to generate royalty revenues when a third party sells one of our NFTs on a third-party platform. We will recognize royalty revenue when it is probable that we will collect the royalty fee owed which is typically when we receive notification from the third-party platform that an NFT has been sold, which constitutes satisfaction of the performance obligation. In the instance where the Company will receive royalty payments when a customer disposes of an in-game NFT in the secondary market on a third-party platform or any other payment that is not in fiat currency, the Company will recognize the revenue in accordance with ASC 606-10-32-21, “Noncash Consideration”. The fair value of the non-cash consideration received shall be determined by using the quoted price for such non-cash consideration on the date of the transaction. During the three months ended March 31, 2026 and 2025, the Company did not generate revenues from royalties.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

During the three months ended March 31, 2026 and 2025, revenues consisted of the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Revenue from administrative services	$1,245,909	$22,552
Revenue from the sale of health coaching packages	-	1,124
Revenue from the sale of subscriptions	563,458	51
Revenue from sale of in-game items	-	5
Total revenues	$1,809,367	$23,732

For RNK Health, revenue refunds and credits are recorded as a reduction to revenues, and a reserve liability is included in accrued expenses on the accompanying unaudited consolidated statement of operations and comprehensive loss. As of March 31, 2026 and December 31, 2025, the reserve liability amounted to $29,693 and $15,667, respectively.

For the three months ended March 31, 2026 and 2025, deferred revenue activity consisted of the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Balance – beginning of period	$130,054	$1,126
Additions	227,075	-
Recognized as revenue	(114,822)	(1,122)
Balance – end of period	$242,307	$4

During the three months ended March 31, 2026, $110,954 of the deferred revenue as of December 31, 2025 was recognized into revenues. Deferred revenue as of March 31, 2026 of $242,307 is expected to be realized during 2026.

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

During the three months ended March 31, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

	March 31,
	2026	2025
Common stock equivalents:
Warrants	4,509,259	4,509,259
Stock options	289,084	64,084
Total	4,798,343	4,573,343

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Noncontrolling Interests

The Company follows ASC Topic 810, “Consolidation,” governing the accounting for and reporting of noncontrolling interests (“NCI”) in its partially owned consolidated subsidiary. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially-owned consolidated subsidiary be allocated to noncontrolling interests even when such allocation might result in a deficit balance. The net loss attributed to NCI was separately designated in the accompanying unaudited consolidated statements of operations and comprehensive loss. Losses attributable to NCI in a subsidiary may exceed a NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed to their share of losses even if that attribution results in a deficit NCI balance.

Segment Reporting

The Company operates as a single operating segment technology-based company that is developing applications aimed at redefining the way we utilize artificial intelligence (“AI”) to optimize the user experience. In accordance with ASC 280 – “Segment Reporting”, the Company’s chief operating decision maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similarities in economic characteristics such as nature of services; and procurement processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying unaudited consolidated balance sheets and consolidated statements of operations and notes to unaudited consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements, to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the disclosure impact that ASU 2025-11 may have on its financial statement presentation and disclosures.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 3 – SHORT-TERM INVESTMENTS, INVESTMENT IN EQUITY SECURITIES AND COST-METHOD INVESTMENTS

Short-Term Investments

On March 31, 2026, the Company’s short-term investments consisted of the following:

	Cost	Unrealized Loss	Fair Value
Corporate bonds	$10,553,899	$(358,108)	$10,195,791
Total short-term investments	$10,553,899	$(358,108)	$10,195,791

On December 31, 2025, the Company’s short-term investments consisted of the following:

	Cost	Unrealized Gain	Fair Value
Corporate bonds	$10,903,573	$26,976	$10,930,549
Exchange-traded and closed end equity funds	392,693	21,945	414,638
Total short-term investments	$11,296,266	$48,921	$11,345,187

During the three months ended March 31, 2026 and 2025, gain or loss on short-term investments consisted of the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Proceeds from the sale of short-term investments	$6,781,451	$2,164,819
Cost of short-term investments	(6,770,740)	(2,153,374)
Realized gain on short-term investments	$10,711	$11,445

Investment in Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in equity securities, at fair value for the periods presented:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Balance, beginning of period	$180,000	$199,998
Unrealized loss on equity securities	(74,000)	-
Balance, end of period	$106,000	$199,998

On March 31, 2025, equity securities, at fair value, consisted of 666,660 shares of common equity securities of one entity, RPM Interactive, Inc., a security without a readily determinable fair value. On May 16, 2024, the Company purchased 666,660 common shares of RPM Interactive, Inc. for $199,998. On December 10, 2025, the Company exchanged a $10,000 note receivable into an additional 100,000 shares of RPM Interactive valued at $10,000. On December 12, 2025 (the “Exchange Date”), the Company exchanged its 766,660 shares of RPM Interactive for 402.45 shares of Avalon’s Series E preferred shares valued at $106,000 and $180,000 as of March 31, 2026 and December 31, 2025, respectively, using a dribble out model using assumptions such as Avalon’s trading volume, sale restrictions, marketability discount and capitalization rate.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Investment in Cost Method Investee

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

NOTE 4 – PROPERTY AND EQUIPMENT

On March 31, 2026 and December 31, 2025, property and equipment consisted of the following:

	Useful life	March 31, 2026	December 31, 2025
Capitalized internal-use software development costs	3 years	$187,881	$185,231
Less: accumulated amortization		(97,495)	(81,838)
		$90,386	$103,393

For the three months ended March 31, 2026 and 2025, amortization of capitalized internal-use software development costs amounted to $15,657 and $9,782, respectively.

NOTE 5 – INTANGIBLE ASSETS

On March 31, 2026 and December 31, 2025, intangible assets consisted of the following:

	Useful life	March 31, 2026	December 31, 2025
License	5 years	$150,000	$150,000
Acquired internal-use software	5 years	748,000	748,000
Subtotal		898,000	898,000
Less: accumulated amortization		(224,567)	(179,667)
Intangible assets, net		$673,433	$718,333

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

For the three months ended March 31, 2026 and 2025, amortization of intangible assets amounted to $44,900 and $19,967, respectively, which is based on an estimated useful life of 5 years and includes amortization expense related to the License Agreement.

Amortization of the intangible asset attributable to future periods is as follows:

Year ending March 31:	Amount
2027	$179,600
2028	179,600
2029	177,100
2030	137,133
$673,433

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of March 31, 2026 and December 31, 2025, no preferred shares have been designated and no preferred shares were issued and outstanding.

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

Common Stock Issued for Cash

On January 23, 2026, the Company entered into the At The Market Offering Agreement (“ATM Agreement”) with H. C. Wainwright and Co., LLV (“Wainwright”) under which the Company could offer and sell shares of its common stock having an aggregate sales price of up to $5,600,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-283758), including an accompanying base prospectus dated December 18, 2024 and prospectus supplements dated January 23, 2026 and February 4, 2026. Sales of shares of the Company’s common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from the Company (including any price, time or size limits or other parameters or conditions the Company may impose). The Company will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On March 20, 2026, the Company increased the maximum aggregate offering price of the shares of the Company’s common stock issuable under the ATM Agreement with Wainwright, dated January 23, 2026, to up to an additional aggregate of $1,065,001, which does not include the approximately $5,600,000 of shares of Common Stock that were sold to date pursuant to the Sales Agreement. During the three months ended March 31, 2026, the Company issued 3,096,481 shares of its common stock for gross proceeds of $5,599,431 and received net proceeds of approximately $5,315,909 pursuant to the ATM Agreement, after deducting $283,522 in fees and expenses.

Stock Warrants

Warrant activity for the three months ended March 31, 2026 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2025	4,509,259	$3.14	2.57	-
Granted	-	-	-	-
Balance Outstanding, March 31, 2026	4,509,259	3.14	2.32	-
Exercisable, March 31, 2026	4,509,259	$3.14	2.32	$-

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

2022 Equity Incentive Plan

On March 30, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved an initial 208,333 shares of common stock for issuance thereunder. The 2022 Plan was approved by shareholders on March 30, 2022. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), and other stock-based awards. Pursuant to the 2022 Plan, there shall be annual increase in the number shares reserved under the 2022 Plan on the first day of each calendar year beginning with the first January 1 following the effective date of the 2022 Plan and ending with the last January 1 during the initial ten-year term of the 2022 Plan, equal to the lesser of (A) five percent (5%) of the Shares outstanding (on an as-converted basis, which shall include Shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for Shares, including without limitation, preferred stock, warrants and employee options to purchase any Shares) on the final day of the immediately preceding calendar year and (B) such lesser number of Shares as determined by the Board; provided, that, shares of Common Stock issued under the 2022 Plan with respect to an Exempt Award shall not count against such share limit. Accordingly, in June 2024, the number of shares reserved under the 2022 Plan increased by 95,304 to 303,637 reserved shares. On January 13, 2025, based on the 2022 Plan’s annual increase provisions, the number of shares reserved under the 2022 Plan increased by 250,000 to 553,637 reserved shares. On August 12, 2025, the shareholders of the Company approved an amendment to the 2022 Plan to increase the number of shares of common stock reserved for issuance thereunder to 803,637 shares from 553,637 shares. On January 1, 2026, based on the 2022 Plan’s annual increase provisions, the number of shares reserved under the 2022 Plan increased by 250,000 to 1,053,637 reserved shares the Company. As of March 31, 2026, 814,553 shares remain issuable under the 2022 Plan.

Stock Options

On March 20, 2026, the Company granted stock options to purchase an aggregate of 75,000 (25,000 stock options to each director) shares of the Company’s common stock at an exercise price of $1.32 per share to the Company’s board of directors pursuant to the 2022 Equity Incentive Plan. The grant date of the stock options was March 20, 2026 and the options expire on March 20, 2031. The options cliff vest on the one-year anniversary of the stock option grant on March 20, 2027. The stock options were valued on the grant date at an aggregate fair value of $83,307 using a Black-Scholes option pricing model which will be recognized as stock-based compensation expense over the vesting period.

The stock options were valued at the grant date using a Black-Scholes option pricing model with the following assumptions:

Three Months Ended March 31, 2026
Dividend rate	—
Expected term (in years)	3.0 years
Volatility	159.2%
Risk—free interest rate	3.90%

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

During the three months ended March 31, 2026 and 2025, the Company recognized total stock-based expenses related to stock options of $53,866 and $32,880, respectively, which have been reflected in general and administrative expenses on the unaudited consolidated statements of operations and comprehensive loss. As of March 31, 2026, a balance of $139,668 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.86 year.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited)

Stock option activity during the three months ended March 31, 2026 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2025	239,084	$9.27	5.22	$-
Granted	75,000	1.32	-	-
Cancelled	(25,000)	1.24	-	-
Balance Outstanding, March 31, 2026	289,084	$7.90	4.97	$7,500
Exercisable, March 31, 2026	81,084	$25.02	6.05	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On February 17, 2023, the Company entered into an executive employment agreement with Vadim Mats, the Company’s Chief Executive Officer (CEO) in connection with the Company’s initial public offering (the “IPO”). The term of the agreement will continue for one (1) year from the date of execution and automatically renews for successive one (1) year periods at the end of each term until either party delivers written notice of their intent not to review at least 90 days prior to the expiration of the then effective term. Pursuant to the agreement, Mr. Mats shall receive a base salary at the annual rate of $400,000 payable in equal installments in accordance with the Company’s standard payroll policies. Mr. Mats shall also be eligible to receive an annual cash bonus in an amount up to two times his then-current base salary if the Company meets or exceeds criteria to be adopted by the compensation committee annually. During the three months ended March 31, 2026, the Company paid Mr. Mats a discretionary bonus of $400,000 as approved by the board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and plan of operations together with “Summary Financial Data” and our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and the audited financial statements and related notes for the years ended December 31, 2025 and 2024 included in our Annual Report on Form 10-K filed with the Securities Exchange Commission, or SEC. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K as filed with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Results of Operations

Comparison of Our Results of Operations for the Three Months Ended March 31, 2026 and 2025.

Revenues

During the three months ended March 31, 2026, we generated revenues of $1,809,367 primarily from revenues generated through RNK Health for providing non-clinical services to support patient care of $1,245,909. Additionally, during the three months ended March 31, 2026, we generated revenues of $563,458 from subscription services from our Art-Gen.ai, unGPT,ai and Bible.ai applications. During the three months ended March 31, 2025, we generated revenue of $23,732 consisting of $22,552 of revenue from subscription services from our Art-Gen.ai, unGPT,ai and Bible.ai applications, revenue of $1,124 from the sale of health coaching packages to our customers, revenue of $51 from subscription services, and revenue of $5 from in-app games items. Once we achieve a critical mass of users, we plan to offer new features and to charge fees in order to generate revenues from added features.

During the three months ended March 31, 2026 and 2025, revenues consisted of the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Revenue from administrative services	$1,245,909	$22,552
Revenue from the sale of health coaching packages	-	1,124
Revenue from the sale of subscriptions	563,458	51
Revenue from sale of in-game items	-	5
Total revenues	$1,809,367	$23,732

Operating Expenses

During the three months ended March 31, 2026 and 2025, we incurred operating expenses of $4,356,489 and $1,415,427, respectively, an increase of $2,941,062 or 207.8%. Operating expenses consisted of the following:

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

During the three months ended March 31, 2026 and 2025, we reported research and development fees of $446,422 and $220,989, respectively, an increase of $225,433, or 102.0%.

The increases are primarily due to an increase in outside development costs incurred in connection with the development of Gaxos Labs, Gaxos Health and RNK Health platforms. We expect research and development expenses to increase in the future as development of Gaxos Labs, Gaxos Health and RNK Health accelerates.

General and administrative expenses

For the three months ended March 31, 2026 and 2025, general and administrative expenses consisted of the following:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Compensation and related benefit	$599,255	$588,985
Professional fees	251,189	232,890
Advertising and marketing	2,766,824	217,883
Other general and administrative expenses	292,799	154,680
Total general and administrative expenses	$3,910,067	$1,194,438

Compensation and related benefits

During the three months ended March 31, 2026 and 2025, compensation and related benefits amounted to $599,255 and $588,985, respectively, an increase of $10,270, or 1.7%. The increase during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to the increase in stock-based compensation of $14,631 from accretion of stock option expense, offset by a decrease in other employee compensation and related benefits of $4,361.

Professional fees

During the three months ended March 31, 2026 and 2025, we incurred professional fees of $251,189 and $232,890, respectively, an increase of $18,299, or 7.9%, primarily attributable to an increase in investor relations and recruiting fees of $44,750, an increase in stock-based consulting fees attributable to the accretion of stock-based consulting fees related to issuance of stock options to consultants of $6,355, an increase in advisory fees of $2,000, and an increase in accounting fees of $13,420, offset by a decrease in legal fees of $48,226.

Advertising and marketing

During the three months ended March 31, 2026 and 2025, advertising and marketing amounted to $2,766,824 and $217,883, respectively, an increase of $2,548,941, or 1,169.9%.

The increase during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily attributable to an increase in advertising and marketing fees of $1,794,127 in connection with the marketing of our RNK Health services and an increase in advertising and marketing fees of $754,814 in connection with the marketing of our Gaxos Labs subscription services.

Other general and administrative expenses

Other general and administrative expenses consist of office expenses, insurance, listing fees, computer and interest expenses, travel expenses, amortization expense, lab service fees, and other general business expenses.

During the three months ended March 31, 2026 and 2025, we incurred other general and administrative expenses of $292,799 and $154,680, respectively, an increase of $138,119, or 89.3%. This increase was primarily attributable to an increase in amortization expense of $30,808, an increase in merchant fees incurred of $69,362, and an increase in software and application fees of $52,396, offset by a decrease in other general and administrative expenses of $14,447.

Loss from operations

During the three months ended March 31, 2026 and 2025, we reported a loss from operations of $2,547,122 and $1,391,695, respectively, an increase of $1,155,427, or 83.0%. The increase in loss from operations was due to an increase in compensation and related benefits, an increase in advertising and marketing expense, an increase in general and administrative expenses, and an increase in professional fees, offset by an increase in revenues, as discussed above.

Other income

During the three months ended March 31, 2026 and 2025, we reported other income, net of $72,876 and $159,633, respectively, which primarily consisted of interest income and realized and unrealized gains or losses on short-term investments and equity securities.

Net loss and net loss attributable to common shareholders

During the three months ended March 31, 2026 and 2025, our net loss amounted to $2,474,246 and $1,232,062, respectively, an increase of $1,242,184, or 100.8%. During the three months ended March 31, 2026 and 2025, our net loss attributable to common shareholders amounted to $2,172,525, or a net loss per common share of $0.25 (basic and diluted) and $1,191,800, or a net loss per common share of $0.17 (basic and diluted), respectively, an increase of $980,725, or 82.3%.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On March 31, 2026, we had a cash balance of $1,513,550, had short-term investments of $10,195,791, and had working capital of $11,587,582. During the three months ended March 31, 2026, we used net cash in operations of $2,493,586.

On January 26, 2026, we entered into the ATM Agreement with H. C. Wainwright and Co., LLV (“Wainwright”) under which the Company could offer and sell shares of its common stock having an aggregate sales price of up to $5,600,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-283758), including an accompanying base prospectus dated December 18, 2024 and prospectus supplements dated January 23, 2026 and February 4, 2026. Sales of shares of our common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from us (including any price, time or size limits or other parameters or conditions the Company may impose). We will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On March 20, 2026, the Company increased the maximum aggregate offering price of the shares of the Company’s common stock issuable under the ATM Agreement with Wainwright, dated January 23, 2026, to up to an additional aggregate of $1,065,001, which does not include the approximately $5,600,000 of shares of Common Stock that were sold to date pursuant to the Sales Agreement.

During the three months ended March 31, 2026, we issued 3,096,481 shares of our common stock for net proceeds of approximately $5.3 million pursuant to the ATM Agreement.

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

Cash Flows from Operating Activities

For the three months ended March 31, 2026, net cash used in operations was $2,493,586, which primarily resulted from our net loss of $2,474,246, adjusted for the add back of amortization expense of $60,557, stock-based compensation to employees and consultants of $53,866, a net realized and unrealized loss on short-term investments of $11,234, and a unrealized loss on equity securities of $74,000, and changes in operating asset and liabilities such as an increase in accounts receivable of $4,251, an increase in prepaid expenses and other current assets of $103,465, a decrease in accounts payable of $42,062, a decrease in accrued expenses of $181,472, and an increase in deferred revenues of $112,253.

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

Cash Flows from Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $2,149,572, which resulted from the purchase of short-term investments of $6,028,373 primarily consisting of corporate bonds, the purchase of an investment in a cost-method investee of $2,900,000, and an increase in capitalized internal-use software development costs of $2,650, offset by proceeds received from the sale of short-term investments of $6,781,451.

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

Cash Flows from Financing Activities

For the three months ended March 31, 2026, net cash flow from financing activities amounted to $5,315,909, which consisted of net proceeds from sale of our common stock pursuant to the ATM agreement.

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

Off-Balance Sheet Arrangements

For the three months ended March 31, 2026 and 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), Narrow-Scope Improvements, to provide clarity about the current requirements, rather than evaluate whether to expand or reduce interim disclosure requirements. The amendments in ASU 2025-11 result in a comprehensive list of interim disclosures that are required by GAAP. The amendments in ASU 2025-11 also include a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments in ASU 2025-11 are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The amendments in ASU 2025-11 can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the disclosure impact that ASU 2025-11 may have on our financial statement presentation and disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15 and 15d-15(e)) as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 17, 2026 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report, except discussed below. You should carefully consider the risks described in our Annual Report, which could materially affect our business, financial condition or future results. The risks described in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.

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

GAXOS.AI INC.

Dated: May 14, 2026	By:	/s/ Vadim Mats
	Name:	Vadim Mats
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 14, 2026	By:	/s/ Steven Shorr
	Name:	Steven Shorr
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)