Form 10-Q/A
period 2026-03-31
GAXOS.AI INC.
filed 2026-05-19
CIK 1895618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of May 13, 2026, there were 10,219,934 shares of common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Gaxos.AI Inc. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, originally filed with the Securities and Exchange Commission (“SEC”) on May 14, 2026 (the “Original Filing”). This Amendment is being filed solely for the purpose of revising the certifications filed as Exhibits 31.1 and 31.2 of the Original Filing (“Section 302 Certifications”) to correct an inadvertent error related to the number of shares of common stock on May 13, 2026. The number of shares of common stock was changed from 7,123,453 to 10,219,934.

This Amendment contains only the cover page, this explanatory note, the signature page and the revised Section 302 Certifications filed as Exhibits 31.1 and 31.2 to this Amendment. Because no financial statements have been included in this Amendment, paragraph 3 has been omitted from each of the revised Section 302 Certifications. No other changes have been made to the Original Filing. This Amendment speaks as of the filing date of the Original Filing, does not reflect any information or events subsequent to the Original Filing and does not modify or update in any way disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with the Company’s other filings made with the SEC subsequent to the Original Filing.

ITEM 6. EXHIBITS

The following exhibits are filed with this Amendment to the Company’s Quarterly Report on Form 10-Q.

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

GAXOS.AI INC.

Dated: May 18, 2026	By:	/s/ Vadim Mats
	Name:	Vadim Mats
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 18, 2026	By:	/s/ Steven Shorr
	Name:	Steven Shorr
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

3