Form 10-Q
period 2026-09-30
GAXOS.AI INC.
filed 2026-11-12
CIK 1895618

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 12, 2026, there were 13,752,288 shares of common stock, par value $0.0001 per share, issued and outstanding.

GAXOS.AI INC.
FORM 10-Q
SEPTEMBER 30, 2026

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

ii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,895,334	$840,799
Short-term investments, at fair value	11,402,526	11,345,187
Investment in non-traded equity securities, at fair value	25,000	180,000
Accounts receivable	109,892	76,247
Prepaid expenses and other current assets	542,654	157,586

Total Current Assets	13,975,406	12,599,819

LONG-TERM ASSETS:
Property and equipment, net	56,574	103,393
Intangible assets, net	583,633	718,333
Investment in cost method investees	4,875,000	-

Total Long-Term Assets	5,515,207	821,726

TOTAL ASSETS	$19,490,613	$13,421,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$387,005	$270,105
Accrued expenses	470,071	280,430
Deferred revenue	424,370	130,054

Total Current Liabilities	1,281,446	680,589

Total Liabilities	1,281,446	680,589

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock; par value $0.0001; 5,000,000 shares authorized;
No shares issued and outstanding on September 30, 2026 and December 31, 2025	-	-
Common stock; par value $0.0001: 50,000,000 shares authorized; 13,752,288 and 7,123,453 shares issued and outstanding on September 30, 2026 and December 31, 2025, respectively	1,375	712
Additional paid-in capital	35,431,547	25,801,322
Accumulated other comprehensive (loss) income	(662,218)	26,976
Accumulated deficit	(15,561,412)	(12,700,304)

Total Gaxos.AI Stockholders’ Equity	19,209,292	13,128,706
Noncontrolling interest	(1,000,125)	(387,750)

Total Stockholders’ Equity	18,209,167	12,740,956

Total Liabilities and Stockholders’ Equity	$19,490,613	$13,421,545

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

REVENUES	$2,814,527	$498,271	$7,081,251	$692,974

OPERATING EXPENSES:
Research and development	502,826	274,021	1,456,219	738,030
Selling, general and administrative	3,426,123	1,539,005	11,151,331	3,644,088

Total Operating Expenses	3,928,949	1,813,026	12,607,550	4,382,118

LOSS FROM OPERATIONS	(1,114,422)	(1,314,755)	(5,526,299)	(3,689,144)

OTHER INCOME (EXPENSES):
Interest income	174,529	156,034	446,392	451,124
Unrealized gain (loss) on short-term investments	-	7,419	(21,945)	16,034
Unrealized loss on non-traded equity securities	(35,000)	-	(155,000)	-
Realized (loss) gain on short-term investments	(2,111)	10,429	33,479	24,479
Gain on sale of gaming assets	-	-	1,749,890	-

Total other income, net	137,418	173,882	2,052,816	491,637

NET LOSS	(977,004)	(1,140,873)	(3,473,483)	(3,197,507)

Net loss of subsidiary attributable to noncontrolling interest	47,365	139,399	612,375	254,845

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(929,639)	$(1,001,474)	$(2,861,108)	$(2,942,662)

COMPREHENSIVE LOSS:
Net loss	$(977,004)	$(1,140,873)	$(3,473,483)	$(3,197,507)

Other comprehensive income (loss):
Unrealized gain (loss) on short-term debt investments	(364,465)	47,069	(689,194)	63,761

Comprehensive loss	$(1,341,469)	$(1,093,804)	$(4,162,677)	$(3,133,746)

NET LOSS PER COMMON SHARE ATTRIBUTABLE TO COMMON SHAREHOLDERS:
Basic	$(0.08)	$(0.14)	$(0.27)	$(0.42)
Diluted	$(0.08)	$(0.14)	$(0.27)	$(0.42)

WEIGHTED AVERAGE COMMON SHARE OUTSTANDING:
Basic	12,183,077	7,123,453	10,415,513	7,083,160
Diluted	12,183,077	7,123,453	10,415,513	7,083,160

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity

Balance, December 31, 2025	-	$-	7,123,453	$712	$25,801,322	$26,976	$(12,700,304)	$(387,750)	$12,740,956

Common shares issued for cash, net	-	-	3,096,481	310	5,315,599	-	-	-	5,315,909

Accretion of stock option expense	-	-	-	-	53,866	-	-	-	53,866

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(385,084)	-	-	(385,084)

Net loss	-	-	-	-	-	-	(2,172,525)	(301,721)	(2,474,246)

Balance, March 31, 2026	-	-	10,219,934	1,022	31,170,787	(358,108)	(14,872,829)	(689,471)	15,251,401

Common shares issued for cash, net	-	-	524,700	52	1,003,512	-	-	-	1,003,564

Accretion of stock option expense	-	-	-	-	45,201	-	-	-	45,201

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	60,355	-	-	60,355

Net income (loss)	-	-	-	-	-	-	241,056	(263,289)	(22,233)

Balance, June 30, 2026	-	-	10,744,634	1,074	32,219,500	(297,753)	(14,631,773)	(952,760)	16,338,288

Common shares issued for exercise of warrants, net	-	-	3,007,654	301	3,174,006	-	-	-	3,174,307

Accretion of stock option expense	-	-	-	-	38,041	-	-	-	38,041

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(364,465)	-	-	(364,465)

Net loss	-	-	-	-	-	-	(929,639)	(47,365)	(977,004)

Balance, September 30, 2026	-	$-	13,752,288	$1,375	$35,431,547	$(662,218)	$(15,561,412)	$(1,000,125)	$18,209,167

					Additional	Accumulated Other			Total
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated	Noncontrolling	Stockholders’
	# of Shares	Amount	# of Shares	Amount	Capital	Income (Loss)	Deficit	Interest	Equity

Balance, December 31, 2024	-	-	6,923,453	692	25,416,451	11,693	(8,799,721)	(6,086)	16,623,029

Common shares issued for intangible asset	-	-	200,000	20	247,980	-	-	-	248,000

Accretion of stock option expense	-	-	-	-	32,880	-	-	-	32,880

Accumulated other comprehensive loss - short-term investments	-	-	-	-	-	(69,040)	-	-	(69,040)

Net loss	-	-	-	-	-	-	(1,191,800)	(40,262)	(1,232,062)

Balance, March 31, 2025	-	-	7,123,453	712	25,697,311	(57,347)	(9,991,521)	(46,348)	15,602,807

Accretion of stock option expense	-	-	-	-	30,473	-	-	-	30,473

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	85,732	-	-	85,732

Net loss	-	-	-	-	-	-	(749,388)	(75,184)	(824,572)

Balance, June 30, 2025	-	-	7,123,453	712	25,727,784	28,385	(10,740,909)	(121,532)	14,894,440

Accretion of stock option expense	-	-	-	-	33,517	-	-	-	33,517

Accumulated other comprehensive gain - short-term investments	-	-	-	-	-	47,069	-	-	47,069

Net loss	-	-	-	-	-	-	(1,001,474)	(139,399)	(1,140,873)

Balance,September 30, 2025	-	$-	7,123,453	$712	$25,761,301	$75,454	$(11,742,383)	$(260,931)	$13,834,153

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,473,483)	$(3,197,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	174,059	144,701
Stock-based compensation	137,108	96,870
Realized gain on short-term investments	(33,479)	(24,479)
Unrealized loss on short-term investments	21,945	(16,034)
Unrealized loss on non-traded equity securities	155,000	-
Accretion of bond premium	48,571	-
Gain on sale of gaming assets	(1,749,890)	-
Change in operating assets and liabilities:
Accounts receivable	(33,645)	(44,873)
Prepaid expenses and other current assets	(385,068)	(129,674)
Accounts payable	116,900	(125,282)
Accrued expenses	189,641	149,815
Deferred revenue	294,316	25,831

NET CASH USED IN OPERATING ACTIVITIES	(4,538,025)	(3,120,632)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of short-term investments	(10,980,546)	(15,160,545)
Proceeds from sale of short-term investments	10,196,976	5,373,861
Increase in note receivable	-	(10,000)
Cash paid for investment in cost method investees	(3,115,000)	-
Increase in capitalized internal-use software development costs	(2,650)	(66,600)
Purchase of intangible asset	-	(500,000)

NET CASH USED IN INVESTING ACTIVITIES	(3,901,220)	(10,363,284)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net	6,319,473	-
Proceeds from the exercise of warrants, net	3,174,307	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,493,780	-

NET INCREASE (DECREASE) IN CASH	1,054,535	(13,483,916)

CASH, beginning of period	840,799	14,398,099

CASH, end of period	$1,895,334	$914,183

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on short-term investments	$689,194	$63,761
Common stock issued for intangible asset	$-	$248,000

See accompanying notes to unaudited consolidated financial statements.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

Gaxos.ai Inc. (the “Company”) was incorporated in the state of Wyoming on October 27, 2021. On March 30, 2022, the Company reincorporated to the State of Delaware pursuant to a Plan of Conversion approved by the Board of Directors and a majority of the shareholders. At the Company’s annual meeting on December 27, 2024, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation for the reincorporation of the Company from The State of Delaware to the State of Nevada, which occurred on March 3, 2025. On January 5, 2024, the Company changed its name from The NFT Gaming Company, Inc. to Gaxos.ai Inc. The Company is a technology company developing artificial intelligence (“AI”) applications designed to address opportunities across consumer and enterprise markets in high-growth sectors. The Company’s flagship product is Gaxos Labs, which develops and launches AI applications across fast-moving sectors. Gaxos Labs’ team works in rapid development cycles to prototype, refine with real-world users, and scale into impactful products. Through June 2026 (see asset sale below), the Company also operated a gaming platform called “Gaxos Gaming” (the “Platform” or “Gaxos Gaming”), created with a vision to develop, design, acquire, and manage conventional games and to combine these games with unconventional game mechanisms, such as the ability for gamers and developers to utilize artificial intelligence to create and design in-game features, as well as to mint unique in-game features, such as skins, characters, weapons, gear, levels, and virtual lands, in the form of non-fungible tokens, or “NFTs,” that will allow users to have unique experiences and more control over in-game assets, and the Company launched Gaxos Labs, a transformative generative AI service that empowers game developers and publishers. Key features of the product include the reduction of creative asset development time from hours to minutes, transforming artistic visions into reality with ease. The Company also launched Gaxos Health, which is dedicated to revolutionizing personal health and wellness by developing an AI-powered health optimization solutions.

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

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Liquidity

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On September 30, 2026, the Company had a cash balance of $1,895,334, had short-term investments of $11,402,526, and had working capital of $12,693,960. During the nine months ended September 30, 2026, the Company used net cash in operations of $4,538,025. Until such time that the Company achieves its growth strategy, it expects to continue to generate operating losses in the foreseeable future, mostly due to corporate overhead, research and development, and costs of being a public company. The Company believes that its existing working capital and cash on hand will provide sufficient cash to enable the Company to meet its operating needs and debt requirements for the next twelve months from the issuance date of this report.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the valuation of investments, valuation of intangible assets and other long-lived assets, the estimate of the sales returns reserve liability, the valuation of common shares issued to purchase intangible assets, valuation of shares received from the sale of gaming assets, the warrant modification valuation, the valuation of non-traded equity securities, estimates of deferred tax valuation allowances and the fair value of stock options issued for services.

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

The following table represents the Company’s fair value hierarchy of its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

	September 30, 2026			December 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Short-term investments	$11,402,526	$-	$-	$11,345,187	$-	$-
Non-traded equity securities	$-	$-	$25,000	$-	$-	$180,000

The Company’s short-term investments are level 1 measurements and are based on the quoted fair value on each date.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Investment in Non-Traded Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in non-traded equity securities, at fair value for the periods presented:

	Nine Months Ended September 30,	Nine Months Ended September 30,
	2026	2025
Balance, beginning of period	$180,000	$199,998
Unrealized loss on non-traded equity securities	(155,000)	-
Balance, end of period	$25,000	$199,998

On September 30, 2025, non-traded equity securities, at fair value, consisted of 666,660 shares of common equity securities of one entity, RPM Interactive, Inc., a security without a readily determinable fair value. On May 16, 2024, the Company purchased 666,660 common shares of RPM Interactive, Inc. for $199,998. On December 10, 2025, the Company exchanged a $10,000 note receivable into an additional 100,000 shares of RPM Interactive valued at $10,000. On December 12, 2025 (the “Exchange Date”), the Company exchanged its 766,660 shares of RPM Interactive for 402.45 shares of Change Agents Corporation’s (formerly Avalon Globocare Corp.) (“Change”) Series E preferred shares valued at $25,000 and $180,000, as of September 30, 2026 and December 31, 2025, respectively, using a dribble out model using assumptions such as Change’s trading volume, sale restrictions, marketability discount and capitalization rate.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents. The Company has no cash equivalents as of September 30, 2026 and December 31, 2025.

The Company’s cash is held at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. To date, the Company has not experienced any losses on its invested cash. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

On September 30, 2026, the Company had approximately $1,431,000 of cash in excess of FDIC limits of $250,000.

Accounts Receivable

The Company follows ASC 326, “Financial Instruments - Credit Losses” and recognizes an allowance for losses on accounts and notes receivable in an amount equal to the estimated probable losses net of recoveries under the current expected credit loss method. The allowance is based on an analysis of historical credit loss experience, current receivables aging, and expected future write-offs, as well as an assessment of specific identifiable customer accounts considered at risk or uncollectible. The credit loss expense associated with the allowance for doubtful accounts related to accounts receivable is recognized in general and administrative expenses. As of September 30, 2026 and December 31, 2025, accounts receivable amounted to $109,892 and $76,247, respectively. For the nine months ended September 30, 2026 and 2025, the Company did not recognize any credit losses.

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
September 30, 2026
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

The Company recorded $(364,465) and $47,069 of unrealized (loss) gain on short-term debt investments as a component of other comprehensive loss for the three months ended September 30, 2026 and 2025, respectively. The Company recorded $(689,194) and $63,761 of unrealized (loss) gain on short-term debt investments as a component of other comprehensive loss for the nine months ended September 30, 2026 and 2025, respectively.

During the three months ended September 30, 2026 and 2025, the Company recognized a realized (loss) gain on sale of short-term investments of $(2,111) and $10,429, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized a realized gain on sale of short-term equity investments of $33,479 and $24,479, respectively.

During the three months ended September 30, 2026 and 2025, the Company recognized an unrealized gain on short-term investments of $0 and $7,419, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized an unrealized (loss) gain on short-term equity investments of $(21,945) and $16,034, respectively.

Investment in Non-Traded Equity Securities, at Fair Value

Equity investments are carried at fair value with unrealized gains or losses which are recorded as net unrealized gain (loss) on equity investments in the accompanying consolidated statement of operations and comprehensive loss. Realized gains and losses are determined on a specific identification basis which is recorded in earnings or loss as a net realized gain (loss) on equity investments in the unaudited consolidated statement of operations and comprehensive loss. The Company reviews investments in non-traded equity securities, at fair value, for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. During the three and nine months ended September 30, 2026, the Company recognized an unrealized loss on investments in non-traded equity securities of $35,000 and $155,000, respectively.

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

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

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

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

●	Gaxos Labs sells subscriptions to its customers for the use of its software under a software as a service subscription model (“SaaS”), which allows developers and publishers to create content using AI which reduces creative asset development time. The Company’s SaaS offerings are sold under a prepaid or postpaid, usage-based pricing system pursuant to a tiers model, allowing customers to choose the subscription level to be charged based upon their intended usage. The subscription tiers utilize declining prices as the volume grows. Under prepaid pay-as-you-go plans, revenues related to contracts that do not include a specified contract period are recognized over a period of time, which is upon estimated historical usage by the customer and satisfaction of the Company’s performance obligation. If professional services are deemed to be distinct, revenue is recognized over a period of time as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct. Fees incurred by the Company, such as the merchant fees, are recognized in operating expenses.

●	In connection with RNK Health, the Company is generating revenues from providing non-clinical administrative services to support patient health. RNK Health has partnered with a third-party medical management company (the “Medical Partner”) that provides medication management and patient support care services via telehealth to patients located in all 50 states. The Medical Partner provides and makes available health care professionals to perform telehealth services within their respective scope of practice, provides and maintains applicable professional licensure, provides medication management services and provides RNK Health and patients access to the Medical Partner’s telehealth optimized technology platform. RNK Health provides services to patients to support the delivery of various medical services, including virtual rooming of patients, patient pathway advisory services, patient scheduling and interface connected to the Medical Partners central calendar, patient pathway monitoring and service, nonclinical patient customer service, care navigation service, software-based care optimization services, patient education services, patient intake system and data collection (the “Administrative Services”). The Company evaluates the presentation of revenue on a gross vs. net basis based on whether it acts as a principal by controlling the product or service sales to customers. The Company records these revenues on a net basis as an agent since Medical Partner is primarily responsible for fulfilling the contract with the customer, the Company does not have inventory risk before or after the goods have been ordered by a customer, during shipping, or on return, the Company’s consideration is in the form of a commission for its Administrative Services, and the Company is not exposed to credit risk for the amount receivable from a customer in exchange for the Medical Partner’s goods or services. The Medical Partner performs all medical management and patient support care services and the Medical Partner pays the Company its share of revenue. The Medical Partner has the right to refuse services to the Patient. The Company is obligated to fulfill the non-clinical administrative services and is reliant on the Medical Partner to accept the Patient, deliver all medication management and patient support services, and the collect and remit the Company’s commission to the Company. Revenues from non-clinical administrative services are recognized at a point in time, upon satisfaction of the performance obligation, which occurs when the non-clinical administrative services have been completed and collection of the fee is probable. RNK Health pays a monthly fee to the Medical Partner for access to the Medical Partners telehealth optimized technology platform, which is included in operating expenses on the accompanying consolidated statements of operations and comprehensive loss.

During the three and nine months ended September 30, 2026 and 2025, revenues consisted of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from administrative services	$1,958,620	$441,227	$4,941,581	$634,177
Revenue from the sale of health coaching packages	-	-	-	1,124
Revenue from the sale of subscriptions	855,907	57,042	2,139,670	57,648
Revenue from sale of in-game items	-	2	-	25
Total revenues	$2,814,527	$498,271	$7,081,251	$692,974

For RNK Health, revenue refunds and credits are recorded as a reduction to revenues, and a return reserve liability is included in accrued expenses on the accompanying unaudited consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the return reserve liability amounted to $29,693 and $15,667, respectively, which is included in accrued expenses on the accompanying consolidated balance sheets.

For the nine months ended September 30, 2026 and 2025, deferred revenue activity consisted of the following:

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Balance – beginning of period	$130,054	$1,126
Additions	424,370	26,957
Recognized as revenue	(130,054)	(1,126)
Balance – end of period	$424,370	$26,957

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

During the nine months ended September 30, 2026, $130,054 of the deferred revenue as of December 31, 2025 was recognized into revenues. Deferred revenue as of September 30, 2026 of $424,370 is expected to be realized through August 2027.

Research and Development

Research and development costs incurred in the development of the Company’s products are expensed as incurred and include costs such as labor and outside development costs, software license fees, materials, and other allocated costs incurred.

Net Loss per Share

The Company computes net loss per share in accordance with ASC 260-10, “Earnings Per Share.” The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method.

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

During the three and nine months ended September 30, 2026 and 2025, the following common stock equivalents were excluded from the computation of diluted shares outstanding as they would have had an anti-dilutive impact on the Company’s net loss.

	September 30,
	2026	2025
Common stock equivalents:
Warrants	7,667,296	4,509,259
Stock options	284,084	139,084
Total	7,951,380	4,648,343

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
September 30, 2026
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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for internal-use software costs. The new guidance amends the existing standard that refers to various stages of a software development project to align better with current software development methods. Under the new guidance, entities will start capitalizing eligible costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The new guidance will be effective for the Company for interim and annual periods beginning January 1, 2028. The Company is assessing the impacts of this ASU on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which clarifies various topics in the Accounting Standards Codification to improve consistency and address technical corrections. Key improvements include clarifying the calculation of diluted earnings per share (EPS) when a loss from continuing operations exists. The amendments in this update are effective for the Company beginning January 1, 2027, with early adoption permitted. The Company is assessing the impact of adopting this standard.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on its consolidated financial statements.

NOTE 3 – SHORT-TERM INVESTMENTS, INVESTMENT IN NON-TRADED EQUITY SECURITIES AND COST-METHOD INVESTMENTS

Short-Term Investments

On September 30, 2026, the Company’s short-term investments consisted of the following:

	Cost	Unrealized Loss	Fair Value
Corporate bonds	$12,064,744	$(662,218)	$11,402,526
Total short-term investments	$12,064,744	$(662,218)	$11,402,526

On December 31, 2025, the Company’s short-term investments consisted of the following:

	Cost	Unrealized Gain	Fair Value
Corporate bonds	$10,903,573	$26,976	$10,930,549
Exchange-traded and closed end equity funds	392,693	21,945	414,638
Total short-term investments	$11,296,266	$48,921	$11,345,187

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

During the nine months ended September 30, 2026 and 2025, the realized gain or loss on short-term investments consisted of the following:

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Proceeds from the sale of short-term investments	$10,196,976	$5,373,861
Cost of short-term investments	(10,163,497)	(5,349,382)
Realized gain on short-term investments	$33,479	$24,479

Investment in Non-Traded Equity Securities, at Fair Value

The following table summarizes activity in the Company’s investment in non-traded equity securities, at fair value for the periods presented:

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Balance, beginning of period	$180,000	$199,998
Unrealized loss on non-traded equity securities	(155,000)	-
Balance, end of period	$25,000	$199,998

On September 30, 2025, non-traded equity securities, at fair value, consisted of 666,660 shares of common equity securities of one entity, RPM Interactive, Inc., a security without a readily determinable fair value. On May 16, 2024, the Company purchased 666,660 common shares of RPM Interactive, Inc. for $199,998. On December 10, 2025, the Company exchanged a $10,000 note receivable into an additional 100,000 shares of RPM Interactive valued at $10,000. On December 12, 2025 (the “Exchange Date”), the Company exchanged its 766,660 shares of RPM Interactive for 402.45 shares of Change’s Series E preferred shares valued at $25,000 and $180,000 as of September 30, 2026 and December 31, 2025, respectively, using a dribble out model using assumptions such as Change’s trading volume, sale restrictions, marketability discount and capitalization rate.

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

On June 18, 2026, the Company entered into and simultaneously consummated the closing of an Asset Purchase Agreement, by and among the Company and Game Foundry AI (the “Buyer”) for the sale of substantially all of the Company’s gaming assets, including its portfolio of mobile games and Gaxos Gaming in exchange for the issuance of 2,200,000 shares of the Buyer’s common stock, for an aggregate estimated consideration of $1,760,000, or $0.80 per share, based on recent sales of Buyer’s common shares in a private placement. Additionally, the Company purchased 250,000 shares of the Buyer for cash of $200,000, or $0.80 per share As of September 30, 2026, the Company owns 2,450,000 common shares of Game Foundry with a cost basis of $1,960,000.

In connection with the sale of the Company’s gaming assets, for the three and nine months ended September 30, 2026, the Company recorded a gain on sale of assets of $0 and $1,749,890, respectively, which includes the value of the Buyers common shares received of $1,760,000 less the write off on unamortized capitalized internal-use software development costs of $10,110.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

NOTE 4 – PROPERTY AND EQUIPMENT

On September 30, 2026 and December 31, 2025, property and equipment consisted of the following:

	Useful life	September 30, 2026	December 31, 2025
Capitalized internal-use software development costs	3 years	$109,600	$185,231
Less: accumulated amortization		(53,026)	(81,838)
		$56,574	$103,393

On June 18, 2026, in connection with the sale of substantially all of the Company’s gaming assets, the Company wrote off any remaining gaming related capitalized internal-use software development costs with a gross capitalized amount of $75,631 and the related accumulated amortization of $65,521, for a loss $10,110, which is part of the gain on sale of gaming assets on the accompanying consolidated statement of operations of $1,749,890.

For the nine months ended September 30, 2026 and 2025, amortization of capitalized internal-use software development costs amounted to $39,359 and $34,934, respectively.

NOTE 5 – INTANGIBLE ASSETS

On September 30, 2026 and December 31, 2025, intangible assets consisted of the following:

	Useful life	September 30, 2026	December 31, 2025
License	5 years	$150,000	$150,000
Acquired internal-use software	5 years	748,000	748,000
Subtotal		898,000	898,000
Less: accumulated amortization		(314,367)	(179,667)
Intangible assets, net		$583,633	$718,333

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

For the three months ended September 30, 2026 and 2025, amortization of intangible assets amounted to $44,900 and $44,900, respectively, and for the nine months ended September 30, 2026 and 2025, amortization of intangible assets amounted to $134,700 and $109,767, respectively, which is based on an estimated useful life of 5 years and includes amortization expense related to the License Agreement.

Amortization of the intangible asset attributable to future periods is as follows:

Year ending September 30:	Amount
2027	$179,600
2028	179,600
2029	162,100
2030	62,333
$583,633

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of its $0.0001 par value preferred stock. The Company’s board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As of September 30, 2026 and December 31, 2025, no preferred shares have been designated and no preferred shares were issued and outstanding.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

Common Stock

Common Stock Issued for Intangible Asset

2025

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

2026

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

Common Stock issued for Exercise of Warrants, net

2026

On August 14, 2026, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with certain holders (the “Holders”) of outstanding warrants issued in September 2024 and December 2024 (the “Existing Warrants”). The Existing Warrants had exercise prices ranging from $2.33 to $3.32 per share. Under the Inducement Letter, the Holders agreed to exercise Existing Warrants for cash to purchase an aggregate of 3,007,654 shares of common stock at a reduced exercise price of $1.20 per share. In exchange, the Company agreed to issue new common stock purchase warrants (the “New Warrants”) to purchase up to an aggregate of 6,015,308 shares of common stock at an exercise price of $0.95 per share, with a term of three years from the closing date.

The transaction closed on August 17, 2026, when the Holders exercised the Existing Warrants and the Company issued 3,007,654 shares of common stock. Gross proceeds were approximately $3,609,185, and net proceeds were $3,174,307 after placement agent fees and other offering expenses of $434,878.

The Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) as its exclusive placement agent for the transaction. The Company paid the Placement Agent a cash fee of 7.0% and a management fee of 1.0% of the gross proceeds from the exercise of the Existing Warrants, plus $35,000 for non-accountable expenses, $50,000 for accountable expenses, and $15,950 in clearing fees. The Company also issued the Placement Agent, or its designees, warrants to purchase up to 150,383 shares of common stock, representing 5.0% of the shares underlying the exercised Existing Warrants (the “Placement Agent Warrants”). The Placement Agent Warrants have the same terms as the New Warrants, except that their exercise price is $1.50 per share, which is equal to 125% of the reduced exercise price of the Existing Warrants.

The New Warrants and Placement Agent Warrants were determined to be equity-classified instruments.

On August 14, 2026, the Company amended the Existing Warrants to reduce their exercise price. The amendment was accounted for as a modification of equity-classified warrants under ASC 815-40, as amended by ASU 2021-04. Because the modification was made to induce the Holders to exercise their warrants for cash in connection with an equity issuance, which resulted in the exercise of the Existing Warrants on August 17, 2026, the Company recognized the effect of the modification as an equity issuance cost.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

On August 14, 2026, the Company calculated the total fair value of the consideration for the modification of the Existing Warrants, which includes the incremental fair value of the Existing Warrants (determined by comparing the fair values immediately prior to and immediately after the modification). The fair values were calculated using the Black-Scholes option-pricing model, and the Company determined that the total fair value of the consideration related to the modification of the Existing Warrants amounted to $382,159, which are considered offering costs and were netted against the net proceeds received by the warrant exercise under the guidance of ASU 2021-04. These non-cash offering costs resulted in a charge to additional paid-in capital offset by a credit to additional paid-in capital and accordingly, had no net effect on total stockholders’ equity or net proceeds received.

On August 17, 2026, in connection with the issuance of the New Warrants and the Placement Agent Warrants, the Company calculated the fair value of such warrants using the Black-Scholes option-pricing model, and the Company determined that the aggregate total fair value of the New Warrant to purchase an aggregate of up to 6,015,308 shares of the Company’s common stock and the Placement Agent Warrants to purchase up to 150,383 shares of the Company’s common stock amounted to $4,152,163, which are considered offering costs and were netted against the net proceeds received by the warrant exercise under the guidance of ASU 2021-04. These non-cash offering costs resulted in a charge to additional paid-in capital offset by a credit to additional paid-in capital and accordingly, had no net effect on total stockholders’ equity or net proceeds received.

The fair value of the Existing Warrants on the modification date and the fair value of the New Warrants and Placement Agent Warrants on issuance date were estimated using the Black-Scholes option-pricing model with the following assumptions:

August 14, 2026
Exercise price	$0.95 to $3.32
Term (years)	1.35 to 3.0
Expected stock price volatility	131.6% to 152.5%
Risk-free rate of interest	3.98% to 4.24%

Stock Warrants

Warrant activity for the nine months ended September 30, 2026 is summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2025	4,509,259	$3.14	2.57	$-
Granted	6,165,691	0.96	-	-
Exercised	(3,007,654)	1.20	-	-
Balance Outstanding, September 30, 2026	7,667,296	2.58	2.69	$-
Exercisable, September 30, 2026	7,667,296	$2.58	2.69	$-

2022 Equity Incentive Plan

On March 30, 2022, the Company’s Board of Directors authorized and adopted the 2022 Equity Incentive Plan (the “2022 Plan”) and reserved an initial 208,333 shares of common stock for issuance thereunder. The 2022 Plan was approved by shareholders on March 30, 2022. The 2022 Plan’s purpose is to encourage ownership in the Company by employees, officers, directors and consultants whose long-term service the Company considers essential to its continued progress and, thereby, encourage recipients to act in the stockholders’ interest and share in the Company’s success. The 2022 Plan provides for the issuance of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Pursuant to the 2022 Plan, there shall be annual increase in the number shares reserved under the 2022 Plan on the first day of each calendar year beginning with the first January 1 following the effective date of the 2022 Plan and ending with the last January 1 during the initial ten-year term of the 2022 Plan, equal to the lesser of (A) five percent (5%) of the Shares outstanding (on an as-converted basis, which shall include Shares issuable upon the exercise or conversion of all outstanding securities or rights convertible into or exercisable for Shares, including without limitation, preferred stock, warrants and employee options to purchase any Shares) on the final day of the immediately preceding calendar year and (B) such lesser number of Shares as determined by the Board; provided, that, shares of Common Stock issued under the 2022 Plan with respect to an Exempt Award shall not count against such share limit. Accordingly, in June 2024, the number of shares reserved under the 2022 Plan increased by 95,304 to 303,637 reserved shares. On January 13, 2025, based on the 2022 Plan’s annual increase provisions, the number of shares reserved under the 2022 Plan increased by 250,000 to 553,637 reserved shares. On August 12, 2025, the shareholders of the Company approved an amendment to the 2022 Plan to increase the number of shares of common stock reserved for issuance thereunder to 803,637 shares from 553,637 shares. On January 1, 2026, based on the 2022 Plan’s annual increase provisions, the number of shares reserved under the 2022 Plan increased by 250,000 to 1,053,637 reserved shares the Company. As of September 30, 2026, 769,553 shares remain issuable under the 2022 Plan.

GAXOS.AI INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2026
(Unaudited)

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

Nine Months Ended September 30, 2026
Dividend rate	—
Expected term (in years)	3.0 years
Volatility	159.2%
Risk—free interest rate	3.90%

The expected terms of the options are based on using the simplified method. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based on historical and expected future volatility of the Company’s common stock. The Company has not historically issued any dividends and does not expect to in the future.

During the nine months ended September 30, 2026 and 2025, the Company recognized total stock-based expenses related to stock options of $137,108 and $96,870, respectively, which have been reflected in general and administrative expenses on the unaudited consolidated statements of operations and comprehensive loss. As of September 30, 2026, a balance of $51,873 remains to be expensed over future vesting periods related to unvested stock options issued for services to be expensed over a weighted average period of 0.36 years.

Stock option activity during the nine months ended September 30, 2026 is summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding, December 31, 2025	239,084	$9.27	5.22	$-
Granted	75,000	1.32	-	-
Cancelled	(30,000)	1.24	-	-
Balance Outstanding, September 30, 2026	284,084	$8.02	4.50	$-
Exercisable, September 30, 2026	192,834	$11.20	4.42	$-

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Employment Agreement

On February 17, 2023, the Company entered into an executive employment agreement with Vadim Mats, the Company’s Chief Executive Officer (CEO) in connection with the Company’s initial public offering. The term of the agreement will continue for one (1) year from the date of execution and automatically renews for successive one (1) year periods at the end of each term until either party delivers written notice of their intent not to review at least 90 days prior to the expiration of the then effective term. Pursuant to the agreement, Mr. Mats shall receive a base salary at the annual rate of $400,000 payable in equal installments in accordance with the Company’s standard payroll policies. Mr. Mats shall also be eligible to receive an annual cash bonus in an amount up to two times his then-current base salary if the Company meets or exceeds criteria to be adopted by the compensation committee annually. During the nine months ended September 30, 2026, the Company paid Mr. Mats a discretionary bonus of $400,000 as approved by the board.

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

RNK Health

On September 23, 2024, we formed a subsidiary, RNK Health LLC (“RNK Health”), to form a partnership and relationship with Nekwellness, LLC (“Nekwellness”) to engage in the business of marketing certain health-related products including peptides and supplements. On October 10, 2024, the Company, RNK Health and Nekwellness entered into an operating agreement with respect to the regulation and management of the affairs of RNK Health and, as of such date, the Company owns a 70% membership interest in RNK Health and Nekwellness owns a 30% membership interest in RNK Health. RNK Health is currently providing access to certain medications, supplements and other wellness products and services.

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

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company generates revenues from the following sources:

●	Through June 2026, the Company generated revenue from the sale of our in-game items to our customers. Revenue generated from such sales, primarily through the app stores, such as Google Play Store or Apple App Store, was recognized at a point in time, which was upon delivery of the in-game items to the customer, which is when the Company completed its sole performance obligation. Fees incurred by the Company, such as commissions to the app stores, were recognized in operating expenses.

●	The Company generates revenue from the sale of health coaching packages to its customers. Health coaching packages consist of a series of lab tests and personal health coaching sessions. Revenues generated from such sales are recognized at a point in time, which is upon the completion of lab testing and the utilization of health coaching sessions, which is when the Company completes its performance obligation. Any fees paid in advance by the customer are reflected as contract liabilities until such time as the performance obligation is completed. Fees incurred by the Company, such as the lab testing charges, are recognized in operating expenses.

●	Gaxos Labs sells subscriptions to its customers for the use of its software under a software as a service subscription model (“SaaS”), which allows game developers and publishers to create content using AI which reduce creative asset development time. The Company’s SaaS offerings are sold under a prepaid or postpaid, usage-based pricing system pursuant to a tiers model, allowing customers to choose the subscription level to be charged based upon their intended usage. The subscription tiers utilize declining prices as the volume grows. Under prepaid pay-as-you-go plans, revenues related to contracts that do not include a specified contract period are recognized over a period of time, which is based upon estimated historical usage by the customer and satisfaction of the Company’s performance obligation. These usage-based revenues are constrained to the amount the Company expects to be entitled to and receive in exchange for providing access to its platform. If professional services are deemed to be distinct, revenue is recognized over a period of time as services are performed. The Company does not view the signing of the contract or the provision of initial setup services as discrete earnings events that are distinct. Fees incurred by the Company, such as the merchant fees are recognized in operating expenses.

●	In connection with RNK Health, the Company is generating revenues from providing non-clinical administrative services to support patient health. RNK Health has partnered with a third-party medical management company (the “Medical Partner”) that provides medication management and patient support care services via telehealth to patients located in all 50 states. The Medical Partner provides and makes available health care professionals to perform telehealth services within their respective scope of practice, provides and maintains applicable professional licensure, provides medication management services and provides RNK Health and patients access to the Medical Partner’s telehealth optimized technology platform. RNK Health provides services to patients to support the delivery of various medical services, including virtual rooming of patients, patient pathway advisory services, patient scheduling and interface connected to the Medical Partners central calendar, patient pathway monitoring and service, nonclinical patient customer service, care navigation service, software-based care optimization services, patient education services, patient intake system and data collection (the “Administrative Services”). The Company evaluates the presentation of revenue on a gross vs. net basis based on whether it acts as a principal by controlling the product or service sales to customers. The Company records these revenues on a net basis as an agent since Medical Partner is primarily responsible for fulfilling the contract with the customer, the Company does not have inventory risk before or after the goods have been ordered by a customer, during shipping, or on return, the Company’s consideration is in the form of a commission for its Administrative Services, and the Company is not exposed to credit risk for the amount receivable from a customer in exchange for the Medical Partner’s goods or services. The Medical Partner performs all medical management and patient support care services and the Medical Partner pays the Company its share of revenue. The Medical Partner has the right to refuse services to the Patient. The Company is obligated to fulfill the non-clinical Administrative Services and is reliant on the Medical Partner to accept the Patient, deliver all medication management and patient support services, and the collect and remit the Company’s commission to the Company. Revenues from non-clinical Administrative Services are recognized at a point of time, upon satisfaction of the performance obligation, which occurs when the non-clinical Administrative Services have been completed and collection of the fee is probable. RNK Health pays a monthly fee to the Medical Partner for access to the Medical Partners telehealth optimized technology platform, which is included in operating expenses on the accompanying consolidated statements of operations and comprehensive loss.

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

Results of Operations

Comparison of Our Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025.

Revenues

During the three months ended September 30, 2026, we generated revenues of $2,814,527, primarily from revenues generated through RNK Health for providing non-clinical services to support patient care of $1,958,620. Additionally, during the three months ended September 30, 2026, we generated revenues of $855,907 from subscription services from our Art-Gen.ai, unGPT,ai and Bible.ai applications. During the three months ended September 30, 2025, we generated revenues of $498,271 primarily from revenues generated, through RNK Health, for providing non-clinical services to support patient care of $441,227. Additionally, during the three months ended September 30, 2025, we generated revenues of $0 from the sale of health coaching packages to our customers, revenue of $57,042 from subscription services, and revenue of $2 from in-app games items.

During the nine months ended September 30, 2026, we generated revenues of $7,081,251, primarily from revenues generated through RNK Health for providing non-clinical services to support patient care of $4,941,581. Additionally, during the nine months ended September 30, 2026, we generated revenues of $2,139,670 from subscription services from our Art-Gen.ai, unGPT,ai and Bible.ai applications. During the nine months ended September 30, 2025, we generated revenues of $692,974 primarily from revenues generated, through RNK Health, for providing non-clinical services to support patient care of $634,177. Additionally, during the nine months ended September 30, 2025, we generated revenues of $1,124 from the sale of health coaching packages to our customers, revenue of $57,648 from subscription services, and revenue of $25 from in-app games items.

We plan to offer new features and to charge fees in order to generate additional revenues from added features.

During the three and nine months ended September 30, 2026 and 2025, revenues consisted of the following:

	For the Three Months ended September 30, 2026	For the Three Months ended September 30, 2025	For the Nine Months ended September 30, 2026	For the Nine Months ended September 30, 2025
Revenue from administrative services	$1,958,620	$441,227	$4,941,581	$634,177
Revenue from the sale of health coaching packages	-	-	-	1,124
Revenue from the sale of subscriptions	855,907	57,042	2,139,670	57,648
Revenue from sale of in-game items	-	2	-	25
Total revenues	$2,814,527	$498,271	$7,081,251	$692,974

Operating Expenses

During the three months ended September 30, 2026 and 2025, we incurred operating expenses of $3,928,949 and $1,813,026, respectively, an increase of $2,115,923, or 116.7%. During the nine months ended September 30, 2026 and 2025, we incurred operating expenses of $12,607,550 and $4,382,118, respectively, an increase of $8,225,432 or 187.7%. Operating expenses consisted of the following:

Research and development fees

We enter into agreements with third-party developers that require us to make payments for software development services upon reaching the application development stage. In exchange for our payments, we receive the exclusive publishing and distribution rights to AI software. During the preliminary project stage and prior to the application development stage of the product, we record any costs incurred by third-party developers as research and development expenses.

We capitalize all development and production service payments to third-party developers as internal-use software development costs and licenses once we reach the application development stage.

During the three months ended September 30, 2026 and 2025, we reported research and development fees of $502,826 and $274,021, respectively, an increase of $228,805, or 83.5%. During the nine months ended September 30, 2026 and 2025, we reported research and development fees of $1,456,219 and $738,030, respectively, an increase of $718,189, or 97.3%. The increases are primarily due to an increase in outside development costs incurred in connection with the development of Gaxos Labs, Gaxos Health and RNK Health platforms. We expect research and development expenses to increase in the future as development of Gaxos Labs, Gaxos Health and RNK Health accelerates.

General and administrative expenses

For the three and nine months ended September 30, 2026 and 2025, general and administrative expenses consisted of the following:

	For the Three Months ended September 30, 2026	For the Three Months ended September 30, 2025	For the Nine Months ended September 30, 2026	For the Nine Months ended September 30, 2025
Compensation and related benefit	$156,819	$188,360	$913,678	$962,098
Professional fees	303,285	192,769	745,052	551,616
Advertising and marketing	2,615,679	903,258	8,523,776	1,552,215
Other general and administrative expenses	350,340	254,618	968,825	578,159
Total general and administrative expenses	$3,426,123	$1,539,005	$11,151,331	$3,644,088

Compensation and related benefits

During the three months ended September 30, 2026 and 2025, compensation and related benefits amounted to $156,819 and $188,360, respectively, a decrease of $31,541, or 16.7%. The decrease during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily attributable to the decrease in stock-based compensation of $10,873 from accretion of stock option expense and a decrease in other employee compensation and related benefits of $20,668.

During the nine months ended September 30, 2026 and 2025, compensation and related benefits amounted to $913,678 and $962,098, respectively, a decrease of $48,420, or 5.0%. The decrease during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily attributable to a decrease in other employee compensation and related benefits of $47,393 and a decrease in stock-based compensation of $1,027 from accretion of stock option expense.

Professional fees

During the three months ended September 30, 2026 and 2025, we incurred professional fees of $303,285 and $192,769, respectively, an increase of $110,516, or 57.3%, primarily attributable to an increase in investor relations fees of $46,250, an increase in stock-based consulting fees attributable to the accretion of stock-based consulting fees related to issuance of stock options to consultants of $15,397, an increase in accounting fees of $17, and an increase in legal fees of $66,120, offset by a decrease in advisory and recruiting fees of $17,268.

During the nine months ended September 30, 2026 and 2025, we incurred professional fees of $745,052 and $551,616, respectively, an increase of $193,436, or 35.1%, primarily attributable to an increase in investor relations fees of $98,750, an increase in stock-based consulting fees attributable to the accretion of stock-based consulting fees related to issuance of stock options to consultants of $41,265, an increase in legal fees of $43,472, and an increase in accounting fees of $16,649, offset by a decrease in advisory and recruiting fees of $6,700.

Advertising and marketing

During the three months ended September 30, 2026 and 2025, advertising and marketing amounted to $2,615,679 and $903,258, respectively, an increase of $1,712,421, or 189.6%. The increase during the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily attributable to an increase in advertising and marketing fees incurred in connection with the marketing of our RNK Health services and Gaxos Labs subscription services.

During the nine months ended September 30, 2026 and 2025, advertising and marketing amounted to $8,523,776 and $1,552,215, respectively, an increase of $6,971,561, or 449.1%. The increase during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was attributable to an increase in advertising and marketing fees of incurred in connection with the marketing of our RNK Health services and Gaxos Labs subscription services.

Other general and administrative expenses

Other general and administrative expenses consist of office expenses, insurance, listing fees, computer and interest expenses, travel expenses, amortization expense, lab service fees, and other general business expenses.

During the three months ended September 30, 2026 and 2025, we incurred other general and administrative expenses of $350,340 and $254,618, respectively, an increase of $95,722, or 37.6%. This increase was primarily attributable to an increase in merchant fees incurred of $52,602, and an increase in software and application fees of $60,473, offset by a decrease in other general and administrative expenses of $17,353.

During the nine months ended September 30, 2026 and 2025, we incurred other general and administrative expenses of $968,825 and $578,159, respectively, an increase of $390,666, or 67.6%. This increase was primarily attributable to an increase in amortization expense of $29,359, an increase in merchant fees incurred of $226,713, and an increase in software and application fees of $165,381, offset by a decrease in other general and administrative expenses of $30,787.

Loss from operations

During the three months ended September 30, 2026 and 2025, we reported a loss from operations of $1,114,422 and $1,314,755, respectively, a decrease of $200,333, or 15.2%. The decrease in loss from operations was due to an increase in revenues and a decrease in compensation and related benefits, offset by an increase in advertising and marketing expense, an increase in general and administrative expenses, and an increase in professional fees, as discussed above.

During the nine months ended September 30, 2026 and 2025, we reported a loss from operations of $5,526,299 and $3,689,144, respectively, an increase of $1,837,155, or 49.8%. The increase in loss from operations was due to an increase in advertising and marketing expense, an increase in general and administrative expenses, and an increase in professional fees, offset by an increase in revenues and a decrease in compensation and related benefits, as discussed above.

Other income, net

During the three months ended September 30, 2026 and 2025, we reported other income, net of $137,418 and $173,882, respectively, a decrease of $36,464. Other income, net consists of interest income and realized and unrealized gains or losses on short-term investments and non-traded equity securities.

During the nine months ended September 30, 2026 and 2025, we reported other income, net of $2,052,816 and $491,637, respectively, an increase of $1,561,179. Other income, net consists of interest income and realized and unrealized gains or losses on short-term investments and equity securities. Additionally, during the nine months ended September 30, 2026, we recorded a gain of $1,749,890 from the sale of our gaming assets.

Net loss and net loss attributable to common shareholders

During the three months ended September 30, 2026 and 2025, our net loss amounted to $977,004 and $1,140,873, respectively, a decrease of $163,869, or 14.4%. During the three months ended September 30, 2026 and 2025, we adjusted net loss for the net loss of subsidiary attributable to noncontrolling interest by $47,365 and $139,399, respectively. Accordingly, during the three months ended September 30, 2026 and 2025, our net loss attributable to common shareholders amounted to $929,639, or net loss per common share of $0.08 (basic and diluted) and $1,001,474, or a net loss per common share of $(0.14) (basic and diluted), respectively, a decrease of $71,835, or 7.2%.

During the nine months ended September 30, 2026 and 2025, our net loss amounted to $3,473,483 and $3,197,507, respectively, an increase of $275,976, or 8.6%. During the nine months ended September 30, 2026 and 2025, we adjusted net loss for the net loss of subsidiary attributable to noncontrolling interest by $612,375 and $254,845, respectively. Accordingly, during the nine months ended September 30, 2026 and 2025, our net loss attributable to common shareholders amounted to $2,861,108, or net loss per common share of $0.27 (basic and diluted) and $2,942,662, or a net loss per common share of $0.42 (basic and diluted), respectively, a decrease of $81,554, or 2.8%.

Liquidity, Capital Resources and Plan of Operations

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. On September 30, 2026, we had a cash balance of $1,895,334, had short-term investments of $11,402,526, and had working capital of $12,693,960. During the nine months ended September 30, 2026, we used net cash in operations of $4,538,025.

On January 23, 2026, we entered into the ATM Agreement with H. C. Wainwright and Co., LLC (“Wainwright”) under which the Company could offer and sell shares of its common stock having an aggregate sales price of up to $5,600,000 through Wainwright as the sales agent pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-283758), including an accompanying base prospectus dated December 18, 2024 and prospectus supplements dated January 23, 2026 and February 4, 2026. Sales of shares of our common stock through Wainwright, if any, will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. Wainwright will use commercially reasonable efforts to sell shares of the Company’s common stock from time to time, based on instructions from us (including any price, time or size limits or other parameters or conditions the Company may impose). We will pay Wainwright a commission equal to 3.0% of the aggregate gross proceeds from the sales of shares of the Company’s common stock sold through Wainwright under the ATM Agreement and will also reimburse Wainwright for certain specified expenses in connection with the ATM Agreement. On March 20, 2026, the Company increased the maximum aggregate offering price of the shares of the Company’s common stock issuable under the ATM Agreement with Wainwright, dated January 23, 2026, to up to an additional aggregate of $1,065,001.

During the nine months ended September 30, 2026, we issued 3,621,181 shares of our common stock for net proceeds of approximately $6.3 million pursuant to the ATM Agreement.

On August 14, 2026, the Company entered into an inducement offer letter agreement (the “Inducement Letter”) with certain holders (the “Holders”) of existing warrants (the “Existing Warrants”) to purchase shares of common stock of the Company. The Existing Warrants were issued in September 2024 and December 2024 and had exercise prices ranging from $2.33 to 3.32 per share.

Pursuant to the Inducement Letter, the Holders agreed to exercise for cash its Existing Warrants to purchase an aggregate of 3,007,654 shares of the Company’s common stock at a reduced exercise price of $1.20 per share in consideration for the Company’s issuance of new common stock purchase warrants (the “New Warrants”) to purchase an aggregate of up to 6,015,308 shares of the Company’s common stock (the “New Warrant Shares”) at an exercise price of $0.95 per share. The New Warrants to purchase up to 6,015,308 shares of common stock have a term of three years from the closing date, which occurred on August 17, 2026. On August 17, 2026, in connection with the August 14, 2026 Inducement Letter with the Holder of the Existing Warrants, the Holder exercised the Existing Warrants for cash at a reduced exercise price of $1.20 per share resulting in gross proceeds to the Company of approximately $3,609,185 (net proceeds of $3,174,307, after deducting placement agent fees and other offering expenses of $434,878). In connection with such exercise, on August 17, 2026, the Company issued 3,007,654 shares of common stock upon the exercise of the Existing Warrants. The Company shall use the net proceeds of these transactions for general corporate and working capital purposes.

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

Cash Flows from Operating Activities

For the nine months ended September 30, 2026, net cash used in operations was $4,538,025, which primarily resulted from our net loss of $3,473,483, adjusted for the add back of amortization expense of $174,059, stock-based compensation to employees and consultants of $137,108, a net realized and unrealized gain on short-term investments of $11,534, a gain on sale of gaming assets of $1,749,890, accretion of bond discounts of $48,571, and an unrealized loss on equity securities of $155,000, and changes in operating asset and liabilities such as an increase in accounts receivable of $33,645, an increase in prepaid expenses and other current assets of $385,068, an increase in accounts payable of $116,900, an increase in accrued expenses of $189,641, and an increase in deferred revenues of $294,316.

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

Cash Flows from Investing Activities

For the nine months ended September 30, 2026, net cash used in investing activities was $3,901,220, which resulted from the purchase of short-term investments of $10,980,546 primarily consisting of corporate bonds, the purchase of an investment in a cost-method investees of $3,115,000, and an increase in capitalized internal-use software development costs of $2,650, offset by proceeds received from the sale of short-term investments of $10,196,976.

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

Cash Flows from Financing Activities

For the nine months ended September 30, 2026, net cash flow from financing activities amounted to $9,493,780, which consisted of net proceeds from sale of our common stock pursuant to the ATM agreement of $6,319,473 and proceeds from the exercise of warrants of $3,174,307.

For the nine months ended September 30, 2025, we did not have any cash flows from financing activities.

Our ultimate success is dependent on our ability to obtain additional financing and generate sufficient cash flow to meet our obligations on a timely basis. We will require significant amounts of capital to sustain operations, and we will need to make the investments we need to execute our longer-term business plan to support new technologies and help advance innovation. Absent generation of sufficient revenue from the execution of our long-term business plan, we will need to obtain debt or equity financing, especially if we experience downturns in our business that are more severe or longer than anticipated, or if we experience significant increases in expense levels resulting from being a publicly-traded company or from operations. Such additional debt or equity financing may not be available to us on favorable terms, if at all. We plan to pursue our plans with respect to the research and development of our products which will require resources beyond those that we currently have, ultimately requiring additional capital from third party sources. However, we believe the net proceeds received from the August warrant inducement as discussed above will be sufficient to meet our financial obligations for at least the next 12 months.

Off-Balance Sheet Arrangements

As of September 30, 2026, we are not party to any other off-balance sheet arrangements, including guarantee contracts, retained or contingent interest, certain derivative instruments and variable interest entities, that either have, or are reasonably likely to have, a current or future material effect on our financial position.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for internal-use software costs. The new guidance amends the existing standard that refers to various stages of a software development project to align better with current software development methods. Under the new guidance, entities will start capitalizing eligible costs when management has authorized and committed to funding the software project, and it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. The new guidance will be effective for the Company for interim and annual periods beginning January 1, 2028. The Company is assessing the impacts of this ASU on its consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which clarifies various topics in the Accounting Standards Codification to improve consistency and address technical corrections. Key improvements include clarifying the calculation of diluted earnings per share (EPS) when a loss from continuing operations exists. The amendments in this update are effective for the Company beginning January 1, 2027, with early adoption permitted. The Company is assessing the impact of adopting this standard.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15 and 15d-15(e)) as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that our disclosure controls and procedures were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule” 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAXOS.AI INC.

Dated: November 12, 2026	By:	/s/ Vadim Mats
	Name:	Vadim Mats
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 12, 2026	By:	/s/ Steven Shorr
	Name:	Steven Shorr
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)